Form 10-Q
period 1995-09-30
NAC RE CORP
filed 1995-11-13
CIK 775542

================================================================================
--------------------------------------------------------------------------------

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period                to                 .
                                  ---------------    ---------------

Commission file number 0-13891.

                            NAC Re Corp.
       (Exact name of registrant as specified in its charter)


         Delaware                                            13-3297840
 (State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)


                   One Greenwich Plaza, Greenwich, CT 06836-2568
                        (Address of principal executive offices)


                           (203) 622-5200
           (Registrant's telephone number, including area code)



                           Not Applicable

   (Former name, former address and former fiscal year, if changed since last report)



   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes    X     No
                               ---       ---


   There were  17,616,887 shares outstanding of the Registrant's
Common Stock, $.10 par value, as of September 30, 1995.
--------------------------------------------------------------------------------
================================================================================

                       NAC RE CORP. AND SUBSIDIARIES

TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                   PAGE NO.
---- --   --------- -----------                                   -------

          Independent Accountants' Review Report                      3

          Consolidated Balance Sheet -
          September 30, 1995 and December 31, 1994                    4

          Consolidated Statement of Income -
          Three months and nine months ended September 30,
            1995 and 1994                                             5

          Consolidated Statement of Stockholders' Equity -
          Nine months ended September 30, 1995 and 1994               6

          Consolidated Statement of Cash Flows -
          Nine months ended September 30, 1995 and 1994               7

          Notes to Consolidated Financial Statements                  8

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations            9-13


PART II.  OTHER INFORMATION
-------   -----------------


          Item 6.  Exhibits and Reports on Form 8-K                   14

          Signatures                                                  15

          Exhibit 11-1                                                16

          Exhibit 11-2                                                17

          Exhibit 15                                                  18

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of September 30, 1995, and the related consolidated statement of income, for the three and nine months periods ended September 30, 1995 and 1994 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.


We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted audited standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1995, we expressed an unqualified opinion on those consolidated financial statements.


                                                         ERNST & YOUNG LLP
New York, New York
October 19, 1995

                         NAC RE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               (In thousands)



                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        1995           1994
                                                    -------------  -------------
  ASSETS
  Investments:

  Available for sale:
      Fixed maturities (amortized cost: 1995,       $1,333,546     $1,145,341
      Equity securities (cost: 1995,  $105,263:
        1994, $125,812)                                117,834        123,986
  Short-term investments                               135,728        135,576
                                                  ------------    -----------
       TOTAL INVESTMENTS                             1,587,108      1,404,903

  Cash                                                  11,475          9,624
  Accrued investment income                             22,244         20,053
  Premiums receivable                                  138,007        120,610
  Reinsurance recoverable balances, net                223,671        205,797
  Reinsurance recoverable on unearned premiums          27,785         22,115
  Investment accounts receivable                        32,706            -
  Deferred policy acquisition costs                     67,162         59,953
  Excess of cost over net assets acquired                4,104          4,379
  Deferred tax asset, net                               37,600         44,341
  Other assets                                          37,162         24,993
                                                  ------------    -----------

       TOTAL ASSETS                                 $2,189,024     $1,916,768
                                                  ============    ===========
   LIABILITIES
  Claims and claims expenses                        $1,214,226     $1,086,170
  Unearned premiums                                    225,258        195,213
  8% Notes due 1999                                    100,000        100,000
  5.25% Convertible Subordinated Debentures due
    2002                                               100,000        100,000
  Investment accounts payable                           51,487         42,442
  Other liabilities                                     68,403         73,858
                                                  ------------    -----------
       TOTAL LIABILITIES                             1,759,374      1,597,683
                                                  ============    ===========

  STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value:
       1,000 shares authorized, none issued
       (Includes 90 shares of Series A Junior
          Participating Preferred Stock)                   -                -
  Common stock, $.10 par value:
    25,000 shares authorized  (1995,
    19,753; 1994, 19,639 issued)                         1,975          1,964
  Additional paid-in capital                           196,845        194,231
  Unrealized appreciation (depreciation) of
    investments, net of tax                             19,738        (46,030)
  Currency translation adjustments, net of tax           2,283          1,059
  Retained earnings                                    251,363        210,255
  Less treasury stock, at cost (1995, 2,136;
  1994, 2,132 shares)                                 (42,554)       (42,394)
                                                  ------------    -----------
       TOTAL STOCKHOLDERS' EQUITY                      429,650        319,085
                                                  ------------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                    $2,189,024     $1,916,768
                                                  ============    ===========

                           NAC RE CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                       (In thousands, except per share amounts)

                                                                   (Unaudited)
                                            -----------------------------------------------------------
                                                Three months ended                Nine months ended
                                                   September 30,                   September  30,
                                            -------------------------         -------------------------
                                              1995             1994             1995            1994
                                            --------         --------         --------         --------
Premiums and Other Revenues

    Net premiums written                    $145,466          $121,234         $382,689         $318,722
    Increase in unearned premiums            (12,122)          (11,410)         (24,313)         (37,789)
                                            --------          --------         --------         --------
    Premiums earned                          133,344           109,824          358,376          280,933
    Net investment income                     22,270            20,009           66,907           59,031
    Net investment gains                       8,502             1,787           16,077            3,033
                                            --------          --------         --------         --------
    Total revenues                           164,116           131,620          441,360          342,997

Operating Costs and Expenses
    Claims and claims expenses                89,186            72,694          241,956          187,255
    Commissions and brokerage                 37,431            32,787          101,592           84,729
    Acquisition and operating expenses        11,407             9,607           32,313           28,182
    Interest expense                           3,742             3,626           11,230           10,715
                                            --------          --------         --------         --------
    Total operating costs and expenses       141,766           118,714          387,091          310,881

Income

Operating income before income taxes          22,350            12,906           54,269           32,116
                                            --------          --------         --------         --------
    Federal and foreign income taxes:

        Current                                5,215             3,719           16,082            9,421

        Deferred                                (464)           (1,107)          (5,381)          (3,533)
                                            --------          --------         --------         --------
    Income tax expense (benefit)               4,751             2,612           10,701            5,888
                                            --------          --------         --------         --------
Operating income/net income                  $17,599           $10,294          $43,568          $26,228
                                            ========          ========         ========         ========
Per Share Data
Primary:
    Average shares outstanding                18,038            17,824           17,942           17,938
                                            ========          ========         ========         ========
    Operating income/net income                $0.98             $0.58            $2.43            $1.46
                                            ========          ========         ========         ========
Fully Diluted (assuming conversion of
  dilutive convertible securities):
    Average shares outstanding                20,059            19,844           20,023           19,970
                                            ========          ========         ========         ========
    Operating income/net income                $0.92             $0.56            $2.31            $1.44
                                            ========          ========         ========         ========
Cash dividends declared per share              $0.05             $0.04            $0.14            $0.12
                                            ========          ========         ========         ========

                             See Notes to Consolidated Financial Statements

                             NAC RE CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (In thousands)

                                                        (Unaudited)
                                             Nine months ended September 30,
                                             ----------------------------------
                                                  1995                  1994
                                             -------------          -----------
COMMON STOCK

     Balance at beginning of year                 $1,964                 $1,935
     Issuance of shares                               11                     26
                                                --------               --------
          Balance at end of period                $1,975                 $1,961
                                                ========               ========
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year               $194,231               $188,289
     Issuance of shares                            2,614                  5,365
                                                --------               --------
          Balance at end of period              $196,845               $193,654
                                                ========               ========
UNREALIZED  APPRECIATION (DEPRECIATION)
   OF INVESTMENTS, NET OF TAX
     Balance at beginning of year               $(46,030)               $37,386
     Unrealized appreciation (depreciation)       65,768                (56,302)
                                                --------               --------
          Balance at end of period               $19,738               $(18,916)
                                                ========               ========

CURRENCY TRANSLATION ADJUSTMENTS, NET OF TAX
     Balance at beginning of year                 $1,059                $(2,141)
     Translation adjustments                       1,224                  2,843
                                                --------               --------
          Balance at end of period                $2,283                   $702
                                                ========               ========

RETAINED EARNINGS
     Balance at beginning of year               $210,255               $177,459
     Net income                                   43,568                 26,228
     Dividends                                    (2,460)                (2,116)
                                                --------               --------
          Balance at end of period              $251,363               $201,571
                                                ========               ========
TREASURY STOCK
     Balance at beginning of year               $(42,394)              $(27,388)
     Purchase of treasury shares                    (160)               (12,526)
                                                --------               --------
          Balance at end of period              $(42,554)              $(39,914)
                                                ========               ========

TOTAL STOCKHOLDERS' EQUITY
     Balance at beginning of year               $319,085               $375,540
     Issuance of shares                            2,625                  5,391
     Unrealized appreciation (depreciation)       65,768                (56,302)
     Translation adjustments                       1,224                  2,843
     Net income                                   43,568                 26,228
     Dividends                                    (2,460)                (2,116)
     Purchase of treasury shares                    (160)               (12,526)
                                                --------               --------
          Balance at end of period              $429,650               $339,058
                                                ========               ========

                       See Notes to Consolidated Financial Statements

                              NAC RE CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)

                                                                       (Unaudited)
                                                              Nine months ended September 30,
                                                            ----------------------------------
                                                                1995                  1994
                                                            -------------          -----------
OPERATING ACTIVITIES

     Net income                                                $43,568                 $26,228
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net          111,201                  74,122
          Unearned premiums, net                                24,433                  37,743
          Premiums receivable                                  (18,876)                (34,529)
          Accrued investment income                             (2,149)                   (405)
          Reinsurance balances, net                               (980)                   (874)
          Deferred policy acquisition costs                     (7,223)                (13,117)
          Net investment gains                                 (16,085)                 (3,053)
          Deferred tax asset, net                               (5,362)                 (3,492)
          Other liabilities                                     (8,333)                  7,488
          Other items, net                                      (4,209)                  3,095
                                                            ----------             -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      115,985                  93,206
                                                            ----------             -----------
INVESTING ACTIVITIES

     Sales of fixed maturity investments                       967,927                 474,255
     Maturities of fixed maturity investments                   14,324                  26,919
     Purchases of fixed maturity investments                (1,117,400)               (601,239)
     Net sales of short-term investments                           583                  42,605
     Sales of equity securities                                 75,106                  26,094
     Purchases of equity securities                            (53,174)                (58,385)
     Purchases of furniture and equipment                       (1,531)                 (2,419)
                                                            ----------             -----------
NET CASH  USED BY INVESTING ACTIVITIES                        (114,165)                (92,170)
                                                            ----------             -----------
FINANCING ACTIVITIES
     Issuance of shares                                          2,469                   4,673
     Purchase of treasury shares                                  (160)                (11,119)
     Cash dividends paid to stockholders                        (2,278)                 (2,122)
     Borrowings under revolving credit agreement                  -                     9,979
                                                            ----------             -----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                          31                   1,411
                                                            ----------             -----------
Increase in cash                                                 1,851                   2,447
Cash - beginning of year                                         9,624                   7,630
                                                            ----------             -----------
Cash - end of period                                           $11,475                 $10,077
                                                            ==========             ===========

                       See Notes to Consolidated Financial Statements

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      General

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and in the opinion of management, reflect all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of results for such periods.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report to Shareholders.

2.      Per Share Data

        Primary earnings per share data are based on weighted average common shares and common share equivalents outstanding during the period. Fully diluted earnings per share data assumes conversion of dilutive convertible securities and the assumed exercise of all dilutive stock options.

3.      Retrocession

        The Company's balance sheet as of September 30, 1995 and December 31, 1994 reflect reinsurance recoverable balances as assets, the components of which are as follows (in thousands):


                                          Reinsurance Recoverable Balances, Net
                                          -------------------------------------
                                           September 30,           December 31,
                                                1995                  1994
                                          -------------            ------------
Paid Claims                                     $11,749               $17,447
Unpaid Claims and Claims Expenses               294,839               277,737
Ceded Balances Payable                          (36,485)              (41,958)
Funds Held Liability                            (46,432)              (47,429)
                                          -------------            ----------
      Net                                      $223,671              $205,797
                                          =============            ==========

The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows (in thousands):

                                   Three months ended        Nine months ended
                                     September 30,              September 30,
                                   --------------------      -------------------
                                     1995       1994          1995          1994
                                   --------------------      -------------------

Ceded premiums written              $41,171     $32,336      $120,982   $101,529
Ceded premiums earned               $40,232     $29,135      $115,311    $87,759
Ceded claims and claims expenses    $15,939     $38,374       $57,237    $83,121

Management's Discussion and Analysis of
Financial Condition and Results of Operations

NAC Re Corporation ("NAC Re") is the holding company for NAC Reinsurance Corporation ("NAC") and its wholly owned insurance and reinsurance domestic and foreign subsidiaries. NAC Re and its subsidiaries are collectively referred to as the Company.

Results of Operations
---------------------

Operating income, excluding investment gains, totaled $12.1 million or $.67 per share for the third quarter ended September 30, 1995, compared with $9.1 million or $.51 per share for the 1994 third quarter. Operating income, excluding investment gains, for the nine months ended September 30, 1995 totaled $33.1 million or $1.85 per share compared with $25.0 million or $1.39 per share for the same prior year period. Operating earnings per share for the first nine months of 1995 were reduced by $.18 as a result of property catastrophe claims related to the earthquake in Kobe, Japan and Hurricane Marilyn. Net claim activity of approximately $1.2 million in the 1995 third quarter related to Hurricane Marilyn was offset by favorable claim development from the Kobe earthquake. The 1994 nine month operating earnings per share was reduced by $.18 resulting from the 1994 California earthquake.

Net income for the 1995 third quarter and nine month period was $.98 and $2.43 per share, respectively, compared to $.58 and $1.46 per share for the same prior year periods. Net investment gains, net of tax, for the 1995 third quarter were $5.5 million or $.31 per share compared to net investment gains of $1.2 million or $.07 per share for the 1994 third quarter. Net investment gains, net of tax, for the 1995 nine month period were $10.5 million or $.58 per share compared to net investment gains of $1.3 million or $.07 cents per share for the comparable prior year period.

Premium Revenues

The Company's steady growth in premium revenue, as indicated below, has been impacted by several different factors, including both external market influences and internal initiatives:

                                                  (In millions)

                                          Three months ended September 30,
                                 ----------------------------------------------
                                    Domestic      International      Total
                                 ---------------  -------------  --------------
                                  1995     1994    1995   1994    1995     1994
                                 ------   ------  ------ ------  ------   -----
Net Premiums Written:

     Casualty                     $87.0    $72.3   $4.9   $2.9    $91.9    $75.2
     Property                      31.8     25.0    6.6    2.4     38.4     27.4
     Specialty/Other               15.2     18.6     -      -      15.2     18.6
                                 ------   ------  -----   -----  ------   ------
Total                            $134.0   $115.9  $11.5   $5.3   $145.5   $121.2
                                 ======   ======  =====   =====  ======   ======


                                                  (In millions)

                                          Nine months ended September 30,
                                 ----------------------------------------------
                                    Domestic      International      Total
                                 ---------------  -------------  --------------
                                  1995     1994    1995   1994    1995     1994
                                 ------   ------  ------ ------  ------   -----
Net Premiums Written:

     Casualty                   $224.8    $177.9   $14.5  $9.8   $239.3   $187.7
     Property                     84.5      65.6    19.6   6.9    104.1     72.5
     Specialty/Other              39.3      58.5      -     -      39.3     58.5
                                 ------   ------  ------ ------  ------   ------
Total                           $348.6    $302.0   $34.1 $16.7   $382.7   $318.7
                                 ======   ======  ====== ======  ======   ======

Worldwide net premiums written for the 1995 third quarter and nine months were $145.5 million and $382.7 million, respectively, an increase of approximately 20% over the 1994 comparable prior year periods.

The Company's domestic net premiums written increased 15.6% to $134 million for the 1995 third quarter, compared to the 1994 third quarter. Domestic net premiums written for the nine month period increased 15.4% to $348.6 million, compared to the 1994 nine month period. These increases reflect continued growth in substantially all traditional risk business profit centers. Casualty net premiums written increased 20.2% and 26.3% for the third quarter and nine month periods, respectively. Property net premiums written increased 27.3% and 28.6% for the third quarter and nine month periods, respectively. The casualty and property growth can be attributed to contributions from new accounts and existing client relationships in both our treaty and facultative business.

Specialty net premiums written, which consist of aviation, fidelity/surety and ocean marine business, decreased 18.4% and 32.8% for the third quarter and nine month periods, respectively. This decline is primarily attributable to the nonrenewal of a large aviation account effective July 1994 which was partly offset by premium from an increased participation in a premier aviation underwriting pool, effective January 1995. Excluding the impact of this cancelled aviation account, the specialty net premiums written for the 1995 third quarter and nine month periods would have reflected an increase of approximately 9% and 8%, respectively.

NAC Reinsurance International Limited, which became fully operational in 1994, reported net premiums written of $11.5 million and $34.1 million for the 1995 third quarter and nine month period, respectively, compared to $5.3 million and $16.7 million for the 1994 third quarter and nine month period, respectively. Casualty net premiums written increased 71.2% and 48.1% for the third quarter and nine month periods, respectively. Property net premiums written increased 171.7% and 186.2% for the third quarter and nine month periods, respectively. The growth in 1995 net premiums written reflects contributions from treaties written during 1994 and new business opportunities generated during the 1995 renewal seasons.

Ceded premiums written recorded for retrocessional agreements for the 1995 third quarter and nine month period were $41.2 million and $121 million, increases of 27.3% and 19.2% over the comparable prior year periods, respectively. The principal cause for the increase in ceded premiums was a result of the Company's increased share of the reinsurance protection purchased for the "common account" of all participating companies in the aviation pool and to a lesser extent from expanded retrocessional protection obtained at marginally higher costs. As a percentage of gross premiums written, ceded premiums written were approximately 22% and 24% for the 1995 third quarter and nine month period, respectively, compared to 21% and 24% for the same prior year periods.

Operating Costs and Expenses

Claims and claims expenses represent our most significant and uncertain costs. This expense is only an estimate at a given point in time of what the insurer or reinsurer expects to pay on claims, based upon facts and circumstances then known. We would generally expect to refine such an estimate in subsequent accounting periods by modest amounts with adjustments possible in either direction as additional information becomes known.

One traditional means of measuring the underwriting performance of a property/casualty insurer is the statutory composite ratio. The composite ratio, based upon statutory accounting practices which differ from generally accepted accounting principles in several respects, reflects underwriting experience, but does not reflect income from investments. A composite ratio of under 100% indicates underwriting profitability while a composite ratio exceeding 100% indicates an underwriting loss.

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of our international subsidiary on a U.S. statutory basis:

                                      Three months ended       Nine months ended         Year ended
                                        September 30,            September 30,          December 31,
                                    -----------------------  -----------------------  --------------
                                          1995        1994        1995        1994         1994
                                    -----------   ---------  -----------   ---------  --------------
Claims and Claims Expenses               66.3 %      65.7 %      66.3 %      66.5 %        66.6 %
Commissions and Brokerage                29.3        31.5        29.4        31.7          31.3
Other Underwriting Expenses               6.9         6.9         7.7         7.8           7.8
                                       ------      ------      ------      ------        ------
Domestic Statutory Composite Ratio      102.5 %     104.1 %     103.4 %     106.0 %       105.7 %
                                       ======      ======      ======      ======        ======
Consolidated Statutory Composite
  Ratio                                 102.8 %     104.5 %     104.2 %     106.0 %       106.1 %
                                       ======      ======      ======      ======        ======


The domestic statutory composite ratio for the 1995 third quarter and nine month period was 102.5% and 103.4%, respectively, compared to 104.1% and 106.0% for the 1994 third quarter and nine month periods, respectively.
The 1995 nine month domestic statutory composite ratio included 0.8 percentage points resulting from the 1995 Kobe earthquake. The nine month statutory composite ratio of our international subsidiary, NAC Reinsurance International Limited, was 114.7%, which included 8.0 percentage points as a result of the Kobe earthquake and Hurricane Marilyn. The 1994 nine month domestic statutory composite ratio was increased by 1.9 percentage points resulting from the 1994 California earthquake.

Based upon actuarial comparisons of expected versus actual claim development, the Company experienced net favorable claim development for the 1995 nine month period which was principally attributable to our casualty business written since 1985. This favorable development in casualty reflects the strength of the pricing assumptions underlying the business written, particularly with respect to the consideration given to social and economic inflation. This favorable development was partially offset by unfavorable experience in our aviation business. The unfavorable experience in our aviation business was principally from claims related to the 1993 underwriting year which was generated from a large account which was not renewed effective July 1994. In addition, the favorable development was partly offset by unfavorable experience on business written prior to 1985, principally related to asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results.
The Company's commission and brokerage ratio for the 1995 third quarter and nine month periods, reflects a slight decrease compared to the 1994 prior year periods reflecting the reduction in our nontraditional treaty business which generally produces higher commission and brokerage expenses. This decrease is partly offset by the increased commissions in pro rata contracts written in our specialty lines of business, which generally carry a higher commission rate.

Underwriting expenses for the 1995 third quarter and nine months have increased as compared to the 1994 prior year periods, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure. While underwriting expenses have increased, the 1995 domestic composite ratios have been relatively equal compared to prior year periods. The Company has continued to seek measures to reduce underwriting expenses that are not central to its underwriting activities, and to better utilize its resources.

Investments

Cash and invested assets at September 30, 1995 and December 31, 1994 were $1.6 billion and $1.4 billion, respectively, excluding net investment payables of $18.8 million and $42.4 million for 1995 and 1994, respectively.

Net investment income for the 1995 third quarter and nine months was $22.3 million and $66.9 million, increases of 11.3% and 13.3% over the 1994 comparable periods, respectively. The increase is primarily attributed to our growth in invested assets. The Company's pretax investment yield was 6% for both the 1995 third quarter and nine month periods, compared to 6% and 5.9% for the 1994 third quarter and nine month periods, respectively. On an after-tax basis, net investment income grew 15.8% and 16.8% over the 1994 third quarter and nine month periods, respectively, reflecting the benefits of the

Company's increased allocation of available cash flow to tax-exempt securities. The after-tax investment yield for the 1995 third quarter and nine month period was 4.6% and 4.7%, respectively, compared to 4.5% for both the 1994 third quarter and nine month periods.

Net investment gains, net of tax for the 1995 third quarter were $5.5 million or $.31 per share, compared to net investment gains of $1.2 million or $.07 per share for the 1994 third quarter. Net investment gains, net of tax, for the 1995 nine month period were $10.5 million or $.58 per share compared to net investment gains of $1.3 million or $.07 per share for the same prior year period. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

At September 30, 1995, our fixed maturity investments amounted to $1.3 billion, which approximates 83% of cash and invested assets, and 96% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns. The Company has increased its investments in tax-exempt securities to $658 million or 49% of total fixed maturity investments at September 30, 1995 compared to $403.1 million or 35.2% of total fixed maturities at December 31, 1994.

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of September 30, 1995 the Company's fixed maturity investments, excluding convertible securities, had an expected average maturity of 7 years.

The balance of the Company's investment portfolio at September 30, 1995, consisting of cash, short-term investments and equity securities, amounted to $265 million. The Company's equity investment strategy is designed to build a quality equity portfolio by specifically investing a portion of cash flow from operations in equity securities. As of September 30, 1995, the Company held $117.8 million or 7.4% of cash and invested assets in equity securities which represented 26% of statutory surplus.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income and dividends from NAC Reinsurance Corporation which are subject to statutory restrictions.

Consolidated stockholders' equity at September 30, 1995 totaled $429.7 million or $24.39 per share compared to $319.1 million or $18.23 per share at December 31, 1994. The unrealized appreciation of investments, net of tax, was $19.7 million at September 30, 1995 compared to an unrealized depreciation of investments of $46 million at December 31, 1994, resulting in an increase in book value of $65.8 million or $3.76 per share.

Statutory surplus of the reinsurance subsidiary was $452.8 million at September 30, 1995. NAC Reinsurance ranks among the largest domestic reinsurers measured on this basis. Our marketing activities suggest that the minimum surplus standards for casualty reinsurance have continued to increase, particularly in light of the emphasis in the market place on financial security. The Company believes the minimum surplus required for a lead casualty reinsurer is over $250 million, and expects that minimum to rise to $500 million in the near future. This perception is subjective and not based upon any regulatory initiatives or imposed standards. The likely impact of such a requirement in the marketplace on our operating results cannot be quantified. However, it is not expected to materially affect the Company's ability to attract new business or retain it's existing client base.

Cash flow from operations was $116 million for the 1995 nine month period, compared to $93.2 million for the 1994 prior year period. This increase in cash flow was principally due to increases in premium receipts which were partially offset by higher paid claim activity.

NAC Re maintains a revolving credit and term loan facility which was increased to $35 million in December 1994. Outstanding borrowings at September 30, 1995 were approximately $17.8 million and are payable beginning June 1996 in twelve quarterly equal payments. The primary purpose for borrowings under this facility has been to finance the Company's periodic repurchase of its common stock. At September 30, 1995, a total of 2.1 million shares of the Company's common stock have been repurchased since the stock repurchase program's inception. As of September 30, 1995, approximately 495,000 shares remain authorized for repurchase under the repurchase program.

The Company declared a quarterly cash dividend of $.05 per share for the 1995 third quarter. The regular quarterly cash dividend was increased to $.05 per share in June 1995.

On October 10, 1995, the Company filed a registration statement with the Securities and Exchange Commission relating to the proposed issuance of $100 million aggregate principal amount of its Notes and approximately 1.5 million shares of its Common Stock. The Company anticipates that substantially all of the net proceeds to the Company from the sale of the Common Stock and from the offering of the Notes will be contributed to NAC to increase its statutory capital base and will be invested in accordance with the Company's investment guidelines for all of its invested assets.

On October 20, 1995, NAC entered into an agreement with Western Atlantic Reinsurance Corporation ("Western Atlantic"), pursuant to which NAC acquired the right to renew Western Atlantic's book of property and casualty treaty reinsurance business on a prospective basis. Western Atlantic's current business approximates $170 million in annual gross in-force premium. Western Atlantic is a subsidiary of Swiss Reinsurance America Corporation.

Regulatory Initiatives

NAC Re and its domestic subsidiaries are subject to regulatory scrutiny under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re's international subsidiary is subject to the regulatory authority of the United Kingdom Department of Trade and Industry. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by ensuring each company's financial integrity and solvency in its business transactions and operations. A majority of the insurance statutes and regulations applicable to the Company has been categorized as reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial strength and general business operations.

In 1993, the National Association of Insurance Commissioners (the "NAIC") adopted a model risk-based capital act intended to provide a tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk=based capital deficiency and ranges from requiring the respective company to submit a comprehensive plan to placing the insurer under regulatory control. The risk=based capital requirements have not been adopted by New York, NAC's domicile, or California, NAC's commercial domicile. In a related action, the NAIC adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk=based capital calculations as part of the 1994 and subsequent statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic property and casualty insurance and reinsurance subsidiaries is well above the risk=based capital thresholds that would require either company or regulatory action.

Various other regulatory and legislative initiatives have been discussed from time to time that could impact reinsurers. The thrust of regulatory efforts at all levels is to improve the solvency of reinsurers and create strong incentives for insurers to do business with well capitalized, prompt paying reinsurers operating under U.S. jurisdiction. These initiatives, and the overall focus on solvency, may intensify the restructuring of the reinsurance industry. While we cannot quantify the impact of these regulatory efforts on the Company's operations, we believe the Company is adequately positioned to compete in an environment of more stringent regulation.

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits
------------------

(a)  Exhibit Index:


 Exhibit                             Description                            Page
--------       ----------------------------------------------------         ----

  11-1         Statement Re: Computation of Primary Per Share Earnings       16

  11-2         Statement Re: Computation of Fully Diluted Per Share
                  Earnings                                                   17

  15           Letter Re: Unaudited Interim Financial
                  Information                                                18


(b) There were no reports filed on Form 8-K for the three months ended September 30, 1995.

   Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NAC Re CORP.
                                ------------
                                (Registrant)


Date:              November 10, 1995                   John N. Adimari
                -------------------------              -------------------------
                                                       John N. Adimari
                                                       Acting Chief Financial
                                                         Officer and Treasurer


Date:              November 10, 1995                   Ronald L. Bornhuetter
                -------------------------              -------------------------
                                                       Ronald L. Bornhuetter
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer