Form 10-K
period 1995-12-31
NAC RE CORP
filed 1996-03-22
CIK 775542

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                              -------------------
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________
    COMMISSION FILE NUMBER 0-13891

                              -------------------
                                  NAC RE CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                DELAWARE                                      13-3297840
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                 ONE GREENWICH PLAZA, GREENWICH, CT 06836-2568
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 622-5200

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          Common Stock, $.10 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on March 1, 1996 of the voting stock held by non-affiliates of the registrant was approximately $607 million.

    There were 19,203,552 shares outstanding of the Registrant's Common Stock, $.10 par value as of December 31, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1995 Annual Report to Shareholders, as indicated herein (Parts I and II).

(2) Proxy Statement involving the election of directors and other matters which the registrant intends to file with the Commission within 120 days after December 31, 1995 (Part III).
--------------------------------------------------------------------------------
================================================================================

                                   NAC RE CORP. AND SUBSIDIARIES
                                         TABLE OF CONTENTS

                                                                                          PAGE
ITEM                                                                                     NUMBER
-----                                                                                    ------

                                           PART I

   1.  Business.......................................................................      1

   2.  Properties.....................................................................     13

   3.  Legal Proceedings..............................................................     13

   4.  Submission of Matters to a Vote of Security Holders............................     13


                                           PART II

   5.  Market for the Registrant's Common Stock and Related Stockholder Matters.......     14

   6.  Selected Financial Data........................................................     14

   7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................     14

   8.  Financial Statements and Supplementary Data....................................     15

   9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures..................................................................     15

                                          PART III

  10.  Directors and Executive Officers...............................................     15

  11.  Executive Compensation.........................................................     15

  12.  Security Ownership of Certain Beneficial Owners and Management.................     15

  13.  Certain Relationships and Related Transactions.................................     15

                                           PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     15


                                     PART I

ITEM 1. BUSINESS

History

    NAC Re Corp. ("NAC Re") is a Delaware corporation that was organized on June 27, 1985 for the purpose of holding all the outstanding shares of common stock of NAC Reinsurance Corporation ("NAC"), a property and casualty reinsurance operation. Based on industry data published by the Reinsurance Association of America ("RAA") as of December 31, 1995, NAC is the 9th largest reinsurance company in the United States, ranked by statutory surplus. NAC is the parent company of three subsidiaries: Greenwich Insurance Company, Indian Harbor Insurance Company and NAC Re International Holdings Limited. NAC Re and its subsidiaries are collectively referred to as the Company.

    NAC was incorporated in New York in 1929 and from 1939 until April 30, 1984, NAC was a wholly- owned subsidiary of CIT Financial Corporation ("CIT"). On April 30, 1984, CIT transferred ownership of NAC to RCA Corporation ("RCA"), the then parent corporation of CIT. On May 24, 1984, Kramer Capital Corporation ("KCC"), through Grey Eagle Enterprises, Inc., a Delaware corporation owned 95% by KCC and 5% by the former President and Chief Operating Officer of NAC, acquired NAC from RCA. After completion of a public offering in October 1985, KCC controlled approximately 51% of the Common Stock of NAC Re. On January 8, 1987, following the approval of their respective stockholders, KCC was merged into NAC Re. As a result of the merger, NAC Re became 100% publicly owned.

    NAC is licensed to write reinsurance in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. Prior to 1977, NAC wrote both primary insurance and reinsurance business for a variety of risks. Because of substantial losses incurred from such business, NAC discontinued writing any significant new insurance or reinsurance and was operated as a run-off company from 1977 to 1981. NAC's reserves, net of reinsurance recoverables, for business written prior to 1977, which includes aircraft and marine risks, general liability, medical, accountant's and attorney's malpractice, other professional risks and foreign risks, are approximately $34.7 million or less than 4% of total net claims and claims expense reserves as of December 31, 1995. Since 1982, NAC has been writing property and casualty reinsurance primarily on an excess of loss treaty basis.

    In 1990, NAC acquired Greenwich Insurance Company ("Greenwich"), formerly Harbor Insurance Company, from The Continental Corporation. All liabilities incurred before the acquisition date, including insurance obligations under expired as well as in-force business, remained with the previous owner and its affiliates. Greenwich is licensed in 50 states and is utilized to write primary insurance.

    In 1992, NAC formed and received regulatory authorization for a new insurance subsidiary, Indian Harbor Insurance Company ("Indian Harbor"). As a surplus lines carrier, Indian Harbor is licensed in only its state of domicile, North Dakota, and expects to write a limited amount of primary business on a nonadmitted basis in selected states.

    In December 1993, NAC, through NAC Re International Holdings Limited, formed and received U.S. and U.K. regulatory authorization for a new reinsurance subsidiary, NAC Reinsurance International Limited ("NAC Re International"), based in London, England. NAC Re International, capitalized as of December 31, 1995 with approximately $121 million, primarily writes non-U.S. international property and casualty treaty and property facultative reinsurance business.


Ratings

    NAC, Greenwich, Indian Harbor and NAC Re International have "A" ("Excellent") ratings as determined by A.M. Best Rating Service,
Property/Casualty 1995 Edition ("Best"), which is Best's third highest rating. An "A" is assigned to companies which have achieved excellent overall performance when compared to established standards. Such companies are considered by Best to have demonstrated a strong ability to meet their obligations to policyholders over a long period of time.

    NAC and its domestic subsidiaries, as well as NAC Re International, have a "AA-" claims-paying rating from Standard & Poor's ("S&P"), which is S&P's fourth highest rating. A "AA-" is assigned to insurers that offer excellent financial security. The Company's capacity to meet policyholder obligations is considered strong under a variety of economic and underwriting conditions. NAC Re International is supported by a Net Worth Maintenance Agreement with NAC pursuant to which NAC has agreed to provide certain specified financial support to NAC Re International in meeting its regulatory standards and liquidity needs, subject to regulatory requirements on NAC.

    Both the Best rating and S&P claims-paying rating are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance company.

    NAC Re debt instruments have the following investment grade ratings from S&P and Moody's Investor Services ("Moody's"):

                                                                               S&P    MOODY'S
                                                                               ---    -------
$100 Million 8% Senior Notes due 1999.......................................     A-     Baa2
$100 Million 7.15% Senior Notes due 2005....................................     A-     Baa2
$100 Million 5.25% Convertible Subordinated Debentures due 2002.............   BBB+     Baa3

    Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation. A company with a debt rating of "A-" is considered by S&P to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt rated in higher rated categories. A company with a debt rating of "BBB+" by S&P and "Baa2" and "Baa3" by Moody's is considered to have adequate capacity to pay interest and repay principal but capacity to meet long-term obligations is susceptible to adverse economic conditions or changing circumstances.

    All of the above-mentioned ratings are continually monitored and readjusted by each of the rating agencies. While the Company believes that it should maintain and could possibly improve its ratings over time, there is no assurance that it will continue to receive these favorable ratings in the future.


General

    The Company, through NAC and its subsidiaries, is principally engaged in providing treaty and facultative reinsurance to primary insurers of casualty risks (principally general liability, professional liability, automobile and workers' compensation) and commercial and personal property risks (including fidelity/surety and ocean marine). In consideration for reinsuring risks, the Company receives a share of the premiums written by the primary insurer. In many cases the Company reinsures part of its risk with other reinsurers and pays to such reinsurers a portion of the premiums that it receives from the primary insurer.

    Reinsurance provides primary insurers with three principal benefits: reducing net liability on individual risks, protecting against catastrophic losses and maintaining acceptable surplus ratios. Retrocessions provide reinsurers with similar benefits. Reinsurance, including retrocessions, does not legally discharge the reinsured from its liability with respect to its obligations.

    The Company writes property and casualty treaty business through reinsurance brokers, facultative business on a direct basis (directly with the primary company), and fidelity/surety and ocean marine through reinsurance brokers and on a direct basis.

    Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring by the Company of a specified type or category of risks underwritten by the primary insurer. Typically, the primary insurer is required to offer the agreed type or category of risks to the Company and the Company is obligated to accept a specified portion of such risks. The Company determines whether to write particular treaties based on many factors, including the reinsured's historical experience and total exposures. In treaty reinsurance, the reinsurer need not separately evaluate each of the individual risks assumed and, within prescribed parameters, is generally dependent on the underwriting decisions made by the primary insurer. Such dependence subjects the reinsurer to the risk that the primary insurer has not adequately determined the risk to be reinsured and, accordingly, the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance, including fidelity/surety business, constitutes approximately 81% of the Company's business.

    Facultative reinsurance is the reinsurance of individual risks; rather than agreeing to reinsure all or a portion of a class of risks, the reinsurer separately rates and underwrites each risk. A portion of the Company's facultative business is written on an "automatic" basis. Automatic facultative agreements provide coverage on a blanket basis for risks which would otherwise be reinsured on an individual basis. Eligible risks must be underwritten by the cedant in accordance with agreement guidelines, which are generally more restrictive than typical treaty arrangements. Traditionally, risks covered by facultative reinsurance are those excluded from coverage by treaty reinsurance.

    Approximately 67% of the Company's business in 1995 was written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally over $1 million, and up to an amount per loss specified in the contract. The balance of the Company's business is written on either a pro rata basis under which the Company assumes from the primary insurer a percentage specified in the treaty of each risk in the reinsured class or on a primary insurance basis as discussed below.

    Premiums that the primary insurer pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the primary insurer receives because the reinsurer does not assume a proportionate risk. In most instances, the reinsurer does not pay commissions to the primary insurer in connection with excess of loss reinsurance. In pro rata reinsurance, premiums that the primary insurer pays to the reinsurer are proportional to the premiums that the primary insurer receives and the reinsurer generally pays the primary insurer a ceding commission. Generally, the ceding commission is based on the primary insurer's cost of obtaining the business being reinsured, such as commission, local taxes, settlement costs and miscellaneous administrative expenses.

    The amount of premium received by the reinsurer for reinsuring risks on a pro rata basis is generally tied to the primary insurer's initial underwriting assumptions. Thus, if the primary insurer does not accurately estimate the ultimate losses to be incurred on the risks insured, the reinsurer may also incur underwriting losses. Excess of loss reinsurance allows the flexibility to negotiate a premium based on the reinsurer's own estimate of the actual amount of losses to be incurred. However, as a practical matter, the amount of premium that the primary insurer charges, which may be subject to state regulation, sets a limit on the Company's ability to negotiate the reinsurance premium. Generally, in the event the premium is considered inadequate, the Company will decline to write the business.

    The Company also writes a limited amount (approximately 6% of total net premiums written) of primary insurance business, principally through Greenwich. The principle lines of primary business written include aviation, inland marine, ocean marine and automobile. The business is written principally through participation in two underwriting pools, a managing general agency relationship, and through a general agency relationship. The Company evaluates each business relationship based upon the underwriting experience and operational expertise of each distribution channel selected, and performs an analysis to evaluate financial security. The Company periodically performs underwriting, claims and operational audits of each pool and agency relationship.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's premium revenues.

Competition

    The reinsurance business has been highly competitive, and since mid-1987 the level of reinsurance competition began to steadily increase, although not to the highly competitive levels which existed in 1984 and prior. The Company competes with numerous major international and domestic reinsurance companies. These competitors, several of which have far greater financial and other resources, include independent reinsurance companies and subsidiaries or affiliates of established worldwide insurance companies. They also include the reinsurance departments of some primary insurance companies and underwriting syndicates.

    Competition in the types of reinsurance business in which the Company is engaged is based on many factors. These factors include perceived overall financial strength, absolute size, premiums charged, limits capacity, Best's ratings, services offered, underwriting expertise and quality of claims management. The number of jurisdictions in which a reinsurer is licensed to do business is also a factor. The Company believes that Best's "A" rating of NAC and its subsidiaries, S&P's "AA-" claims-paying rating of NAC and NAC Re International, its nationwide licensing, its reputation for prompt claims payment and a high level of client service, together with its limits capacity and surplus size, put it in a favorable position to compete for new reinsurance opportunities and retain its existing client base.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of current market conditions.

Regulation

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of the regulatory issues that impact the Company.

Marketing

    The Company obtains substantially all of its treaty business through reinsurance brokers approved by a Security Committee comprised of certain officers of the Company. The Company generally pays brokers from 1% to 2.5% of premiums ceded on pro rata business, 5% on "working layer" excess of loss reinsurance (i.e., reinsurance attaching within the first $1 million of coverage), and 10% on "non-working layer" excess of loss reinsurance (i.e., reinsurance attaching at or above the $1 million layer). The reinsurance broker typically represents the primary insurer in negotiating and purchasing reinsurance. The Company's facultative reinsurance is written on a direct basis.

    During 1995, three reinsurance brokers, AON Reinsurance Agency, Guy Carpenter and Company, Inc., and Bates Turner, Inc., generated 16%, 16% and 7%, respectively, of premiums assumed from client companies. These same reinsurance brokers generated 18%, 16%, and 9%, respectively, during 1994, and 19%, 16% and 13%, respectively, during 1993, of the Company's assumed premiums. One client company, Chubb Group, generated approximately 9%, 10% and 10%, of the Company's gross premiums written during 1995, 1994 and 1993, respectively. This business is generated primarily from the Company's domestic reinsurance operations. Gross premiums written from this client are expected to decline in 1996 as a result of an increase in its retention levels. The Company does not believe that the reduction of business assumed from any one client or broker will have a materially adverse effect on its financial condition or results of operation due to the Company's competitive position in the marketplace and the continuing availability of other sources of business.

Underwriting

    Underwriting opportunities presented to the Company are evaluated based upon a number of factors, including the type and layer of risk to be assumed, actuarial judgment as to rate adequacy, the primary insurer's experience, the primary insurer's financial status and Best's rating, the Company's exposure and experience with the primary insurer and the line of business to be underwritten. The Company will also perform on-site underwriting reviews of the primary insurers where deemed necessary to determine the quality of a current or prospective client's underwriting operation.


Claims

    The Claims Management Department activities include evaluating claims which may have potential exposure to the Company. This is accomplished through the application of claim evaluation standards designed to estimate the ultimate expected cost of the claim. Client and intermediary claim files are evaluated and relevant claim data is collected and periodically evaluated to confirm that adequate reserves are held for the ultimate exposure.

    Reinsurance coverage for claims with potential exposure to the Company is also identified and verified through the use of a uniform set of client claim reporting criteria. This includes conducting on-site claim reviews of ceding companies, and developing reports which analyze claim activity and the claims management procedures of client companies and intermediaries.


Reserves

    The Company establishes reserves to provide for the ultimate settlement and administration of claims for losses, including both claims that have been reported to the Company and claims for losses that have occurred but have not been reported to the Company.

    The Company establishes reserves for reported claims when it first receives notice of the claim and changes the reserve as developments warrant a change. It is the Company's policy not to establish a reserve less than the reserve established by the primary insurer; in many cases, the Company sets up a higher reserve based on its evaluation of the claim. In the case of excess of loss reinsurance, reserves are established on a case by case basis by evaluating several factors. These factors include the type of risk involved, knowledge of the circumstances surrounding such claims, the severity of injury or damage, the potential for ultimate exposure, the Company's experience with the primary insurer on the line of business and the policy provisions relating to the type of claim. The Company periodically conducts audits to determine if the amount recommended by the primary insurer is insufficient and should be increased. Reserves for incurred but not reported (IBNR) claims are established on the basis of actuarial analysis of statistical loss information, which is utilized to project ultimate claims. Actuarial review of the Company's reserves is conducted quarterly by actuaries employed by the Company.

    Claims reserves are only estimates at a given point in time of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise inasmuch as, among other things, they are based on predictions of future events and estimates of future trends in claim severity and frequency and other variable factors. As additional facts become known during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim and even then the ultimate liability may exceed or be less than the revised estimates. The estimation of reserves for reinsurers, particularly those that have experienced recent substantial growth in premium revenues, such as the Company, is inherently more difficult than the reserve estimations of primary companies or reinsurers with a fairly stable volume of business and loss history.

    The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting claim payments by taking into account changes in historical payment patterns and perceived probable trends (note additional consideration for workers' compensation case reserves as described below). There is generally no precise method, however, for subsequently evaluating the adequacy of the consideration given to inflation or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent. The Company regularly adjusts its reserves to reflect newly reported claims, inflation and other developments.

    The Company's reserving process includes a continuing evaluation of the potential impact on claim liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of asbestos and environmental claims.

    The Company establishes claims expense reserves to cover the ultimate cost of investigating all claims, administering the claims payment process and defending lawsuits arising from claims based on actual experience and historical data such as the ratio of claims expenses to claims paid and on the basis of other currently available information. Claims expense reserves comprise "allocated expenses" (those directly attributable to the specific risk being covered) and "unallocated expenses" (those expenses not directly attributable to a given risk, such as overhead, administrative expenses and salary).

    Except for certain workers' compensation case reserves, the Company does not discount its reserves in an attempt to present-value the claims or claims expenses.

    The Company utilizes tabular reserving for certain workers' compensation case reserves that are considered fixed and determinable, and discounts such reserves using a 7% interest rate for financial statements prepared in accordance with generally accepted accounting principles (GAAP) and a 5% interest rate for statutory accounting purposes. Tabular reserving methodology results in applying uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods.

    A reconciliation of the difference between the reserves for claims and claims expenses determined in accordance with GAAP and those recorded for statutory reporting purposes is as follows:

                                                                       (IN THOUSANDS)
                                                               1995          1994         1993
                                                            ----------    ----------    --------
Domestic liability reported on a statutory basis, net of
  reinsurance............................................     $914,045      $795,569    $699,574
International liability, net of reinsurance..............       42,414        15,587       --
Difference in discount rate applied to workers'
  compensation case reserves, net........................       (2,790)       (2,723)     (2,353)
Reinsurance recoverable gross up.........................      338,746       277,737     211,840
                                                            ----------    ----------    --------
Consolidated liability reported on a GAAP basis, gross of
  reinsurance............................................   $1,292,415    $1,086,170    $909,061
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------

    Note 3 of the Notes to the Consolidated Financial Statements of NAC Re provides a table which analyzes paid and unpaid claims and claims expenses and a reconciliation of beginning and ending reserve balances for the years ended December 31, 1995, 1994 and 1993. Included in such analysis is a discussion of certain factors which impact both current and prior year claims activity.

    The following table on page 7 represents the development of GAAP balance sheet reserves for 1985 through 1995. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported. The reserve for claims and claims expenses for 1988 and subsequent years is net of the 7% discount related to workers' compensation tabular reserves. The upper portion of the table shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The re-estimated reserve for each year reflects the 7% discount related to workers' compensation tabular reserves. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The table on page 8 represents the claim development of the gross balance sheet reserves for years 1992 through 1995.

    In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to claims settled in 1988, but incurred in 1985, will be included in the cumulative deficiency amount for years 1985, 1986 and 1987. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables. For further discussion of reserve and retrocessional activity see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 5 of the Notes to the Consolidated Financial Statements of NAC Re.

                            DEVELOPMENT OF CLAIMS AND CLAIM EXPENSE RESERVES

                                    NET OF REINSURANCE RECOVERABLES
                                             (IN MILLIONS)

                                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                         1985   1986   1987   1988   1989   1990   1991   1992   1993   1994   1995
                                         ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
RESERVE FOR CLAIMS AND CLAIMS EXPENSES,
  NET OF REINSURANCE RECOVERABLES......   $54   $118   $201   $292*  $388   $469   $529   $626   $697   $808   $954
RESERVE RE-ESTIMATED AS OF:
 One year later........................    62    124    209*   293    384    460    494    602    653    788
 Two years later.......................    72    138*   214    289    376    427    464    548    648
 Three years later.....................    89*   150    214    281    350    407    423    549
 Four years later......................   101    155    213    258    336    379    424
 Five years later......................   110    160    199    253    321    392
 Six years later.......................   117    159    203    245    331
 Seven years later.....................   119    169    199    265
 Eight years later.....................   129    171    226
 Nine years later......................   131    200
 Ten years later.......................   160
CUMULATIVE REDUNDANCY (DEFICIENCY).....  (106)   (82)   (25)    27     57     77    105     77     49     20
  PERCENTAGE...........................  (196%)  (69%)  (12%)   19%    15%    16%    20%    12%     7%     2%
CUMULATIVE AMOUNT OF LIABILITY PAID,
 NET OF REINSURANCE RECOVERABLES, PAID
 THROUGH:
 One year later........................   $11   $ 19   $ 23   $ 34   $ 60   $ 81   $ 65   $104   $119   $140
 Two years later.......................    25     35     48     73    109    126    116    173    207
 Three years later.....................    36     50     72    102    134    166    158    229
 Four years later......................    45     68     91    117    161    197    199
 Five years later......................    57     83    101    133    179    226
 Six years later.......................    65     89    112    148    200
 Seven years later.....................    68     96    125    163
 Eight years later.....................    72    108    137
 Nine years later......................    81    119
 Ten years later.......................    89


  * The reserve for claims and claims expense, net of reinsurance recoverables for 1988 and subsequent years, is net of the 7% discount related to certain workers' compensation case reserves. The re-estimated reserve for each year includes the discount effect.

                           DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES

                                   GROSS OF REINSURANCE RECOVERABLES
                                             (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                1992    1993     1994      1995
                                                                ----    ----    ------    ------

GROSS RESERVE FOR CLAIMS AND CLAIMS EXPENSES:................   $808    $909    $1,086    $1,292
Reserve re-estimated as of:
  One year later.............................................    798     873     1,097
  Two years later............................................    755     882
  Three years later..........................................    773

CUMULATIVE REDUNDANCY (DEFICIENCY)...........................     35      27       (11)
PERCENTAGE...................................................     4%      3%       (1%)


Retrocession Agreements

    Reinsurance companies enter into retrocession arrangements for the same reasons primary insurers seek reinsurance, namely, to increase aggregate premium capacity and to reduce and spread the risk of loss on reinsurance underwritten. Historically, the Company has obtained reinsurance for itself primarily through excess of loss reinsurance agreements. The Company has also obtained reinsurance protection against liability on a single event arising from several different treaty obligations, and reinsurance protection against liability arising from similar losses involving more than one reinsured. The Company's retrocession agreements are all written on a treaty basis, but cover both its treaty and facultative business. The Company may occasionally purchase specific retrocessional protections on a limited basis for certain business that may be specifically excluded from its treaty retrocessional agreements.

    The Company retrocedes its risks to other reinsurers both through reinsurance brokers and on a direct basis. The retrocession of risks underwritten by the Company does not legally discharge the Company from liability for any part of the risk reinsured. The Company will be required to absorb the full amount of the loss associated with the reinsured risk if the retrocessionnaire is unable to or fails to meet its reinsurance obligations for any reason. A Security Committee comprised of certain officers of the Company is responsible for evaluating the financial condition of retrocessionnaires prior to the commencement of underwriting activities and at least annually thereafter. The security review process is administered in part by adhering to financial guidelines formulated to assess the retrocessionnaires' ability to satisfy future claim obligations. All retrocessionnaires are subject to ongoing evaluation to ensure that there have been no significant adverse changes in their financial condition.

    In the case of retrocessionnaires that either do not satisfy the Company's financial guidelines or are in liquidation or rehabilitation proceedings, a reserve for actual and potential non-recovery is established, which includes a provision for paid and unpaid claims and claims expenses, inclusive of IBNR claims. The reserve for non-recoveries is continually reviewed and updated to reflect current activity and developments. The Company evaluates its exposure to reinsurance recoveries after considering the extent to which it has collateralized the retrocessionnaires' balances by letters of credit, trust accounts or funds withheld.

    At December 31, 1995, the Company had total reinsurance recoverables, exclusive of available offsets in the form of letters of credit, trust accounts and funds withheld, totaling $385.9 million, with 153 domestic and 86 foreign retrocessionnaires. Of that amount, approximately 37% or $142.9 million was due from a foreign retrocessionnaire, Hannover Ruckversicherungs AG (80%), and its affiliate,

Eisen Und Stahl Ruckversicherungs AG (20%) which are rated AA+ and AA-, respectively, by Standard & Poor's. Such amounts are fully collateralized by either funds withheld or letters of credit. No other amounts recoverable from a single entity or group of entities exceeded 10% of stockholders' equity as of December 31, 1995.

    The Company re-evaluates its retrocessional requirements each year in relation to many factors, including its surplus capacity, gross line capacity (amount of risk of loss assumed on any one contract) and changing market conditions. The Company's retrocessional contracts generally apply only to traditional business.

    While gross lines and net retentions may vary by contract and by line of business, the following table summarizes the Company's maximum gross lines and net retentions on any one claim for the years indicated:

                                                                       (IN THOUSANDS)
                                                                           INITIAL      MAXIMUM
   CALENDAR YEAR                                            GROSS LINE    RETENTION    RETENTION
   -------------                                            ----------    ---------    ---------

1996
Casualty Treaty and Casualty Facultative.................      $7,500(1)   $ 2,000      $ 5,025
Property Treaty..........................................      $7,500      $ 2,000      $ 4,025
Property Facultative.....................................    $ 75,000      $ 2,000      $ 3,650

1995
Property and Casualty Treaty and Casualty Facultative....      $7,500(1)   $ 1,000      $ 3,925(2)
Property Facultative.....................................    $ 50,000      $ 1,000      $ 3,300

1994
Property and Casualty Treaty and Casualty Facultative....      $7,500      $ 1,000      $ 3,925
Property Facultative.....................................    $ 50,000      $ 1,000      $ 3,925

------------
(1) The Company has additional reinsurance protection which provides $5.0 million of coverage per occurrence in excess of $7.5 million. This coverage, however, is limited to only two occurrences, and therefore the Company's maximum gross line is generally limited to $7.5 million.

(2) In one client relationship for 1995, the Company has a maximum retention of $4.7 million.

    The Company increased its maximum retention on any one claim for non-catastrophe losses in 1996 in consideration of the Company's increased size and financial capacity, as well as the continued positive contribution of business written since 1986.

    In addition, the Company maintains catastrophe reinsurance programs for the purpose of limiting its exposure with respect to multiple claims arising from two or more risks in a single occurrence or event. In general, the coverage for the years indicated are as follows:


1996

    Property--Property business is protected by a series of covers which provide protection for 100% of $120 million in excess of $5 million on a first and second event.

    Certain of the Company's retrocessional protection is available only if industry-wide claims exceed certain minimum levels. For 1996, the Company expects to maintain $120 million of catastrophe protection, of which $30 million of coverage in excess of the first $60 million of coverage, is available only if industry-wide claims exceed certain minimum levels. The schedule displayed below identifies the

Company's net retention assuming gross claim activity subject to property catastrophe protection of $125 million (gross claims in excess of $125 million would not be subject to retrocessional recoveries):

                                                                         (IN MILLIONS)
                                                        COMPANY     INITIAL                     COMPANY
                                                         GROSS      COMPANY     CATASTROPHE       NET
   INDUSTRY-WIDE CLAIMS                                 CLAIMS     RETENTION    PROTECTION     RETENTION
   --------------------                                 -------    ---------    -----------    ---------
(1) Less than $7.5 billion...........................    $ 125        $ 5          $  90          $35
(2) $7.5 billion to $9 billion.......................    $ 125        $ 5          $ 100          $25
(3) $9 billion to $15 billion........................    $ 125        $ 5          $ 110          $15
(4) Greater than $15 billion.........................    $ 125        $ 5          $ 120          $ 5

    Should the Company's gross claims reach the levels outlined in the table and industry-wide claims not reach the thresholds identified in scenarios (2) through (4) above, the Company would not receive applicable claim payments from such catastrophe programs, as displayed in scenario (1) above. The Company believes that industry-wide claims of the magnitude identified in the above table would be necessary in order for the Company's gross claims to reach the levels for claims to be recoverable from such contracts. Therefore, the Company believes that industry-wide claims would impact its clients in a manner that generally conforms to the retrocessional coverages in place.

    Workers' Compensation--100% of $195 million in excess of a $5 million retention for any one occurrence.

    Casualty Contingency Cover--100% of $25 million in excess of $5 million for any one occurrence.

    The 1996 retrocessional protection is subject to further negotiations. The Company believes that any changes that may be made will not materially alter the amount or nature of the retrocessional coverages.


1995

    Property--Property business is protected by a series of covers which provide protection for 100% of $85 million in excess of $5 million on a first and second event. Certain of the Company's retrocessional protection is available only if industry-wide claims exceed certain minimum levels. Within the Company's $85 million of catastrophe protection, $20 million of coverage, in excess of the first $45 million of coverage, is available only if industry-wide claims exceed certain minimum levels.

    Workers' Compensation--100% of $145 million in excess of a $5 million retention for any one occurrence.

    Casualty Contingency Cover--100% of $15 million in excess of $5 million for any one occurrence. All layers were placed 100%, except for the second layer of protection, $5 million in excess of $7.5 million, which was placed 75% with the Company retaining the remaining 25% of the layer.


1994

    Property--Property business is protected by a series of covers which provide protection for 100% of $60 million in excess of $5 million on a first and second event. Certain of the Company's retrocessional protection is available only if industry-wide claims exceed certain minimum levels. Within the Company's $60 million of catastrophe protection, $24 million of coverage, in excess of the first $21 million of coverage, is available only if industry-wide claims exceed certain minimum levels.

    Workers' Compensation--100% of $120 million in excess of a $5 million retention for any one occurrence.

    Casualty Contingency Cover--100% of $15 million in excess of $5 million for any one occurrence. All layers were placed 100%, except for the second layer of protection, $5 million in excess of $7.5 million, which was placed 75% with the Company retaining the remaining 25% of the layer.

    To the extent that the Company is reimbursed for claims under its catastrophe program, the contracts generally provide for the reinstatement of coverage for an additional premium in order to provide protection against a second, and in some lines of business, a third catastrophic event.

    Certain of the Company's retrocessional agreements also include provisions that adjust premium or commission payments based on the experience under the agreement. Premiums and commissions are recorded based on the expected ultimate experience of the agreements. Accordingly, contractual obligations for future payments or refunds of premiums or commissions based on claims experience have been recognized in the financial statements.


Investments

    The Finance and Investment Committee (the "Committee") of NAC Re's Board of Directors is responsible for establishing investment policy and guidelines and for overseeing their execution. Independent investment advisors are utilized to manage the Company's investment portfolio within the guidelines established, and are required to report activities on a current basis and to meet periodically to review and discuss portfolio structure, security selection and performance results with the Committee.

    The investment strategy, established by the Committee and management, focuses on capital preservation and income predictability. Accordingly, the Company emphasizes investment grade fixed maturity securities. For statutory accounting purposes, investment grade securities are recorded at amortized cost and; therefore, statutory surplus is not impacted by fluctuations in their market value. For GAAP reporting purposes, all of the Company's fixed maturities and equity securities are categorized as available for sale and are recorded at their fair value. Periodic changes in fair value are recorded directly in the Company's stockholders' equity, net of applicable deferred taxes.

    A summary of the Company's investment portfolio as of December 31, 1995 and 1994 is set forth below:

                                                                       (IN THOUSANDS)
                                                                        DECEMBER 31,
                                                     --------------------------------------------------
                                                              1995                       1994
                                                     -----------------------    -----------------------
                                                      CARRYING       % OF        CARRYING       % OF
                                                       VALUE       PORTFOLIO      VALUE       PORTFOLIO
                                                     ----------    ---------    ----------    ---------
Cash and short-term...............................     $142,726        7.7%       $145,200       10.3%
                                                     ----------    ---------    ----------    ---------
Fixed maturities:
  U.S. Treasury...................................      119,430        6.4          54,693        3.9
  Tax-exempt......................................      742,807       39.9         403,077       28.5
  Foreign Government..............................      146,217        7.8          81,364        5.8
  Corporate.......................................      348,341       18.7         328,804       23.2
  Mortgage-backed.................................      174,812        9.4         219,087       15.4
  Subordinated convertibles.......................       61,936        3.3          58,316        4.1
                                                     ----------    ---------    ----------    ---------
  Subtotal........................................    1,593,543       85.5       1,145,341       80.9
                                                     ----------    ---------    ----------    ---------
Equity securities.................................      127,257        6.8         123,986        8.8
                                                     ----------    ---------    ----------    ---------
      Total.......................................   $1,863,526      100.0%     $1,414,527      100.0%
                                                     ----------    ---------    ----------    ---------
                                                     ----------    ---------    ----------    ---------

    Guidelines established by the Committee restrict the portion of the portfolio that can be held in lower quality securities. Consistent with the Company's focus on asset quality, at December 31, 1995, approximately 97% of the Company's fixed maturity investments were rated "investment grade" by Moody's or S&P. All of the Company's fixed maturity investments were paying interest as scheduled.

    The guidelines also address portfolio diversification by establishing certain restrictions regarding the portion of the investment portfolio that can be invested in a particular security, an industry sector or in a state. Such restrictions are addressed as a percentage of each portfolio segment (i.e., taxable securities, tax-exempt securities, or equity securities) and, with respect to NAC, as a percentage of consolidated statutory surplus. Such restrictions do not apply to investments in direct or indirect obligations of the U.S. Government (i.e., US Treasury and GNMA Securities), which comprised 6.6% of the Company's cash and invested assets at December 31, 1995.

    The portfolio guidelines generally prohibit investment in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics), without prior approval and written authorization by the Committee. Such authorization would be provided only after evaluating a written plan submitted by the advisor which documents the strategy, the objective, a description of the size and nature of each transaction, the expected return, the costs/benefits, and the possible risk factors. Except as discussed below, the Company does not purchase, own or employ the use of derivative investment products.

    The portfolio guidelines permit the purchase of certain securities which derive their values or their contractually required cash flows from other securities, such as mortgage-backed securities, where the underlying collateral is a pool of residential or commercial real estate mortgages. These securities are generally considered to have little credit risk since they are either government or quasi-government agency-backed or "AAA" rated. The risks associated with mortgage-backed securities are interest rate risk (as with all fixed-rate securities) and prepayment risk or extension risk which may result in a decline in the expected return and/or value of the security. Prepayment or extension of principal payments occur and can be exacerbated depending upon the volatility of interest rates in the marketplace. Mortgage-backed securities in the Company's investment portfolio total $174.8 million at December 31, 1995, of which 46% are collateralized mortgage obligations (CMO's) which generally reduce the uncertainty concerning the maturity of a mortgage-backed security.

    The guidelines also permit NAC Re International to purchase foreign exchange contracts for the sole purpose of hedging the subsidiary's exposure to a particular currency. There were no outstanding foreign exchange contracts as of December 31, 1995 and 1994.

    While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposure by balancing the duration of reinsurance liabilities with the duration of the assets in the investment portfolio. Consistent with the payment profile of the Company's claim reserve liabilities, and based upon the expected maturity of fixed maturity investments as of December 31, 1995, the Company's fixed maturity investments which include mortgage-backed securities but excludes convertible securities, had an expected average maturity of 7.1 years, as displayed in the table below:

                                                                              (IN THOUSANDS)
                                                                             DECEMBER 31, 1995
                                                                          -----------------------
         EXPECTED MATURITY OF                                              CARRYING       % OF
      FIXED MATURITY INVESTMENTS                                            VALUE       PORTFOLIO
      --------------------------                                          ----------    ---------
Less than 1 year.......................................................      $32,224        2.0%
1-5 years..............................................................      640,551       40.2
6-10 years.............................................................      717,150       45.0
11-15 years............................................................       84,109        5.3
16-20 years............................................................       17,185        1.1
More than 20 years.....................................................       40,388        2.5
                                                                          ----------    ---------
Subtotal...............................................................    1,531,607       96.1
Convertibles...........................................................       61,936        3.9
                                                                          ----------    ---------
      Total............................................................   $1,593,543      100.0%
                                                                          ----------    ---------
                                                                          ----------    ---------

    The balance of the Company's investment portfolio at December 31, 1995, consisting of cash, short-term investments and equity securities, amounted to $270 million. The Company's equity investment strategy is designed to build a quality equity portfolio by specifically investing a portion of cash flow from operations in equity securities. As of December 31, 1995, the Company held $127.3 million or 6.8% of cash and invested assets in equity securities, representing approximately 21% of statutory surplus. The Company does not hold any investments in real estate.


Employees

    At December 31, 1995, the Company employed a total of 255 full-time employees, including 24 employees in the Company's U.K. operation. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.


ITEM 2. PROPERTIES

    The Company leases its present corporate and administrative offices in a building located in Greenwich, Connecticut (the "Greenwich Lease"). The Company also has operating leases for office space at regional branch locations and its international subsidiary. See Note 6 of Notes to the Consolidated Financial Statements of NAC Re for a schedule on future minimum rentals related to the Company's operating leases.


ITEM 3. LEGAL PROCEEDINGS

    NAC and Greenwich are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the litigations to which NAC or Greenwich is a party will have a material effect on the Company's financial condition. NAC has been fully indemnified by The Continental Corporation for any losses incurred by Greenwich from events predating NAC's acquisition of Greenwich.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

    The Common Stock ($.10 par value) of NAC Re is traded on the New York Stock Exchange (NYSE) under the symbol NRC. Prior to May 1, 1995, it was traded on the NASDAQ Stock Market (NASDAQ) under the symbol NREC. For the periods presented below, the high and low sales price and close prices of the Common Stock as reported by the NYSE or, as appropriate, NASDAQ on its national market reporting system, were as follows:

                                                    THREE MONTHS ENDED
                                  ------------------------------------------------------
                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                    1995         1995          1995             1995
                                  ---------    --------    -------------    ------------
High...........................    $ 34.00      $35.25        $ 39.00          $38.38
Low............................    $ 28.25      $28.50        $ 30.63          $31.63
Close..........................    $ 30.25      $31.13        $ 36.25          $36.00


                                                    THREE MONTHS ENDED
                                  ------------------------------------------------------
                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                    1994         1994          1994             1994
                                  ---------    --------    -------------    ------------
High...........................    $ 32.00      $31.75        $ 29.75          $34.00
Low............................    $ 26.00      $24.00        $ 24.38          $24.25
Close..........................    $ 26.00      $29.50        $ 25.50          $33.50

Stockholders

    There were 313 holders of record of shares of Common Stock as of March 1, 1996, of which over 97% were held by Cede & Company as nominee for an unknown number of beneficial stockholders.

Dividends

    The Company has declared its regular quarterly cash dividend of $.04 per share for March 1995 and each quarter of 1994. In June 1995, the Company increased its quarterly dividend to $.05 per share. The Company considers increasing the dividend on its Common Stock from time to time. There is presently no intention to decrease the cash dividend in the foreseeable future. Future dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition, its capital requirements, general business conditions and the ability of NAC to pay dividends to NAC Re.

    For a description of restrictions on NAC's ability to pay dividends, reference is made to Note 10 of Notes to the Consolidated Financial Statements of NAC Re.


ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included in the "Ten Year Financial Summary" on pages 36 through 37 of NAC Re's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 35 of NAC Re's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of NAC Re and its subsidiary companies, included on pages 38 through 64 of NAC Re's 1995 Annual Report to Shareholders, are incorporated herein by reference:

--Consolidated Balance Sheet at December 31, 1995 and 1994.

--Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993.

--Consolidated Statement of Stockholders' Equity for the years ended December
  31, 1995, 1994 and 1993.

--Consolidated Statement of Cash Flows for the years ended December 31, 1995,
  1994 and 1993.

--Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Incorporated by reference to the caption "Directors and Executive Officers" in the definitive proxy statement involving the election of directors and other matters (the "Proxy Statement") which NAC Re intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1995.


ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the caption "Compensation of Directors and Executive Officers" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

    The Financial Statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

Exhibits

    The exhibits listed on the Index to Exhibits set forth below are filed as part of this report.


                                       INDEX TO EXHIBITS

EXHIBIT NO.
------------

(3)        --Articles of incorporation and bylaws:

       3.1 --Restated Certificate of Incorporation of NAC Re incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of NAC Re for the year ended
               December 31, 1990...............................................................

       3.2 --Bylaws of NAC Re as amended through June 9, 1988 incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of NAC Re for the
               year ended December 31, 1988 (the "1988 10-K")..................................

(4)        --Instruments defining rights of security holders, including indentures:

       4.1 --Rights Agreement dated as of June 9, 1988 by and between NAC Re Corporation and
             American Stock Transfer and Trust Company (the "Rights Agreement") incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed June 24,
               1988............................................................................

       4.2 --First Amendment to the Rights Agreement dated as of March 28, 1990 incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed April 2,
               1990............................................................................

       4.3 --Second Amendment to the Rights Agreement dated as of September 13, 1990 incorporated herein by reference to Exhibit 4.3 to the Current Report on Form
               8-K filed September 21, 1990....................................................

(10)       --Material contracts:

      10.1 --Lease of NAC Re's corporate and administrative offices in Greenwich, CT incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form
               10-K for the year ended December 31, 1985.......................................

      10.2 --Form of Sublease between NAC Re and NAC incorporated herein by reference to
             Exhibit 10.16 to the Joint Proxy Statement/Prospectus on Form S-4 (No. 33-8836)
               of NAC Re and KCC...............................................................

     *10.3 --Amended 1985 Stock Option Plan of NAC Re incorporated herein by reference to
               Exhibit 10.6 to the Registration Statement on Form S-1 (No. 2-99952)............

     *10.4 --1986 Incentive and Non-qualified Stock Option Plan of NAC Re incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (No.
               33-5198)........................................................................

     *10.5 --NAC Re Corp. 1989 Stock Option Plan incorporated herein by reference to Exhibit
               4.2 to the Registration Statement on Form S-8 (No. 33-27745)....................

     *10.6 --NAC Re Corp. 1993 Stock Option Plan incorporated herein by reference to Exhibit
             A to the definitive Proxy Statement filed with the Securities and Exchange
               Commission on March 26, 1993 ("1993 Proxy Statement")...........................

     *10.7 --Amended and Restated NAC Re Corp. Directors' Stock Option Plan incorporated herein by reference to Exhibit B to the 1993 Proxy Statement....................

     *10.8 --Amended and Restated NAC Re Corp. Benefits Equalization Plan incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").......................................

     *10.9 --Amended and Restated NAC Re Corp. Excess Benefit Savings Plan incorporated herein by reference to Exhibit 10.9 to the 1993 10-K............................

     *10.10--Form of Severance Contract between NAC Re Corp. and the executive officers of
               NAC Re incorporated herein by reference to Exhibit 10.23 to the 1988 10-K.......

     *10.11--NAC Re Corp. Amended and Restated Annual Incentive Plan incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NAC Re for the
               year ended December 31, 1991 (the "1991 10-K")..................................

     *10.12--NAC Re Corp. Long-term Incentive Plan incorporated herein by reference to
             Exhibit 10.12 to the Annual Report on Form 10-K of NAC Re for the year ended
               December 31, 1994 (the "1994 10-K").............................................

     *10.13--Employment contract with Ronald L. Bornhuetter dated as of March 4, 1992 incorporated herein by reference to Exhibit 10.19 to the 1991 10-K..............

     *10.14--Trust Agreement, dated as of July 1, 1989, between NAC Re and Marine Midland
             Bank, N.A. relating to supplemental pension benefits for Ronald L. Bornhuetter incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form
               10-K of NAC Re for the year ended December 31, 1989 (the "1989 10-K")...........

     *10.15--NAC Re Corp. Directors' Deferred Compensation Agreement incorporated herein by reference to Exhibit 10.20 to the 1989 10-K.....................................

     *10.16--Consulting Agreement with Michael G. Fitt effective as of March 1, 1995 incorporated by reference to Exhibit 10.17 to the 1994 10-K.....................

(11)       --Statement regarding computation of per share earnings.............................

(12)       --Statement regarding computation of ratios.........................................

(13)       --NAC Re's 1995 Annual Report to Shareholders; only those portions thereof which are expressly incorporated by reference in NAC Re's Annual Report on Form 10-K for 1995 are "filed" as part of this Annual Report on Form 10-K................

(21)       --Subsidiaries of the registrant incorporated herein by reference to Exhibit 21 to the 1993 10-K...................................................................

(23)       --Consents of experts and counsel...................................................

(24)       --Powers of attorney................................................................

(27)       --Financial Data Schedule...........................................................

(28)       --Information from reports furnished to state insurance regulatory authorities
               [filed in paper format].........................................................

------------
* Executive Compensation Plans or Arrangements

Reports on Form 8-K

    A report on Form 8-K, dated November 1, 1995, was filed with the Securities and Exchange Commission. The reported contained the Company's earnings release for the third quarter of 1995, dated October 19, 1995.

Executive Compensation Plans or Arrangements

    Executive compensation plans or arrangements are indicated by an asterisk on the Index to Exhibits set forth above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NAC RE CORP.
                                          (Registrant)

                                          By         /s/ JOHN N. ADIMARI
                                             ...................................
                                                       JOHN N. ADIMARI
                                             ACTING CHIEF FINANCIAL OFFICER AND
                                                          TREASURER

Dated: March 22, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----

       RONALD L. BORNHUETTER*         Director, President and Chief          March 22, 1996
 ....................................    Executive Officer
        RONALD L. BORNHUETTER

         ROBERT A. BELFER*            Director                               March 22, 1996
 ....................................
          ROBERT A. BELFER

         JOHN P. BIRKELUND*           Director                               March 22, 1996
 ....................................
          JOHN P. BIRKELUND

         C. W. CARSON, JR.*           Director                               March 22, 1996
 ....................................
          C. W. CARSON, JR.

           TODD G. COLE*              Director                               March 22, 1996
 ....................................
            TODD G. COLE

          MICHAEL G. FITT*            Director                               March 22, 1996
 ....................................
           MICHAEL G. FITT

        DANIEL J. MCNAMARA*           Director                               March 22, 1996
 ....................................
         DANIEL J. MCNAMARA

          STEPHEN ROBERT*             Director                               March 22, 1996
 ....................................
           STEPHEN ROBERT

        WENDY J. STROTHMAN*           Director                               March 22, 1996
 ....................................
         WENDY J. STROTHMAN

      HERBERT S. WINOKUR, JR.*        Director                               March 22, 1996
 ....................................
       HERBERT S. WINOKUR, JR.

        /s/ JOHN N. ADIMARI           Acting Chief Financial Officer and     March 22, 1996
 ....................................    Treasurer
             JOHN N. ADIMARI

------------
* By MARTHA G. BANNERMAN, his or her attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.

                                          By      /s/ MARTHA G. BANNERMAN
                                             ...................................
                                                    MARTHA G. BANNERMAN
                                             VICE PRESIDENT AND GENERAL COUNSEL

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGES
                                                                                     -------

NAC RE CORP.

      Report of Independent Auditors on Financial Statements and Schedules........       F-2

      Consolidated Balance Sheet at December 31, 1995 and 1994....................         *

      Consolidated Statement of Income for the years ended December 31, 1995, 1994
        and 1993..................................................................         *

      Consolidated Statement of Stockholders' Equity for the years ended December
        31, 1995, 1994 and 1993...................................................         *

      Consolidated Statement of Cash Flows for the years ended December 1995,
        1994, and 1993............................................................         *

      Notes to Consolidated Financial Statements..................................         *

SCHEDULES

I     Summary of Investments Other Than Investments in Related Parties at December
        31, 1995..................................................................       S-1

III   Condensed Financial Information of Registrant...............................   S-2-S-4

V     Supplementary Insurance Information for the years ended December 31, 1995,
        1994, and 1993............................................................       S-5

VI    Reinsurance for the years ended December 31, 1995, 1994 and 1993............       S-6

X     Supplementary Information Concerning Property-Casualty Insurance
        Operations................................................................       S-7

      Schedules other than those listed above are omitted for the reason that they are not applicable.

------------
* Incorporated by reference to NAC Re's 1995 Annual Report to Shareholders.

To the Board of Directors and Shareholders of NAC RE CORPORATION:

    We have audited the consolidated balance sheet of NAC Re Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities at December 31, 1993.




New York, New York                                             ERNST & YOUNG LLP

JANUARY 30, 1996

                                                                      SCHEDULE I

                         NAC RE CORP. AND SUBSIDIARIES

                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             SUMMARY OF INVESTMENTS
                                 (IN THOUSANDS)

                                                                      DECEMBER 31, 1995
                                                          -----------------------------------------
                                                                                        AMOUNT AT
                                                                                          WHICH
                                                          AMORTIZED       MARKET      SHOWN IN THE
                                                             COST         VALUE       BALANCE SHEET
                                                          ----------    ----------    -------------

Type of Investment:
FIXED MATURITY SECURITIES
  United States Government.............................     $116,958      $119,430        $119,430
  Foreign governments..................................      144,782       146,217         146,217
  Mortgage-backed securities...........................      173,674       174,812         174,812
  States, municipalities and political subdivisions....      714,326       742,807         742,807
  Corporate bonds......................................      341,290       348,341         348,341
  Subordinated convertibles............................       60,818        61,936          61,936
                                                          ----------    ----------    -------------
      Total Fixed Maturities...........................    1,551,848     1,593,543       1,593,543

EQUITY SECURITIES......................................      114,818       127,257         127,257
CASH AND SHORT-TERM INVESTMENTS........................      142,726       142,726         142,726
                                                          ----------    ----------    -------------
      Total Investments................................   $1,809,392    $1,863,526     $ 1,863,526
                                                          ----------    ----------    -------------
                                                          ----------    ----------    -------------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NAC RE CORP.

                                 BALANCE SHEET
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------    --------
                                ASSETS
Fixed maturities.......................................................    $34,088     $36,033
Short-term investments.................................................     14,930       7,645
Cash...................................................................      2,689       5,232
Accrued investment income..............................................        290         317
Deferred expenses......................................................      2,203       1,669
Federal income tax recoverable.........................................      3,197       1,105
Investment in wholly-owned subsidiaries................................    775,100     485,014
Other assets...........................................................      4,084       3,810
                                                                          --------    --------
      Total assets.....................................................   $836,581    $540,825
                                                                          --------    --------
                                                                          --------    --------
                              LIABILITIES
8% Notes due 1999......................................................   $100,000    $100,000
7.15% Notes due 2005...................................................     99,927       --
5.25% Convertible Subordinated Debentures due 2002.....................    100,000     100,000
Revolving credit loan..................................................     17,762      17,762
Interest payable.......................................................      1,358         603
Intercompany taxes payable.............................................      2,891       1,235
Dividend payable.......................................................        959         700
Accrued expenses and other liabilities.................................      1,928       1,440
                                                                          --------    --------
      Total liabilities................................................    324,825     221,740
                                                                          --------    --------
                         STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
  1,000 shares authorized, none issued (includes 90 shares of Series A
    Junior Participating Preferred Stock)..............................      --          --
Common stock, $.10 par value:
  25,000 shares authorized (1995, 21,341; 1994, 19,639 issued).........      2,134       1,964
  Additional paid-in capital...........................................    246,356     194,231
  Unrealized appreciation (depreciation) of investments, net of tax....     35,187     (46,030)
  Currency translation adjustments, net of tax.........................      1,017       1,059
  Retained earnings....................................................    269,660     210,255
  Less treasury stock, at cost (1995, 2,137 shares; 1994, 2,132
    shares)............................................................    (42,598)    (42,394)
                                                                          --------    --------
      Total stockholders' equity.......................................    511,756     319,085
                                                                          --------    --------
      Total liabilities and stockholders' equity.......................   $836,581    $540,825
                                                                          --------    --------
                                                                          --------    --------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                                  NAC RE CORP.

                              STATEMENT OF INCOME
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
INCOME
  Dividend declared from insurance subsidiary..................   $ 7,500    $15,000    $10,000
  Net investment income........................................     3,193      2,409      2,388
  Net investment gains (losses)................................       126       (138)     --
  Rental and other income......................................     1,164        824      1,094
                                                                  -------    -------    -------
                                                                   11,983     18,095     13,482
                                                                  -------    -------    -------
EXPENSES
  Interest expense.............................................    15,610     14,416     13,545
  Other operating costs and expenses...........................     2,104      1,776      2,100
                                                                  -------    -------    -------
                                                                   17,714     16,192     15,645
                                                                  -------    -------    -------
(Loss) income before intercompany tax allocation and equity in net income of wholly-owned subsidiaries less dividend
    declared...................................................    (5,731)     1,903     (2,163)
                                                                  -------    -------    -------
Current intercompany tax credit................................     4,711      4,557      5,063
Deferred tax benefit (expense).................................        41         (9)      (807)
                                                                  -------    -------    -------
Total tax credit, net..........................................     4,752      4,548      4,256
                                                                  -------    -------    -------
(Loss) income before equity in net income of wholly-owned
  subsidiaries less dividend declared..........................      (979)     6,451      2,093
Equity in net income of wholly-owned subsidiaries less dividend
  declared.....................................................    63,803     29,161     40,258
                                                                  -------    -------    -------
Net income.....................................................   $62,824    $35,612    $42,351
                                                                  -------    -------    -------
                                                                  -------    -------    -------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                                  NAC RE CORP.

                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1995         1994        1993
                                                               ---------    --------    --------
Operating activities:
Net income..................................................   $  62,824    $ 35,612    $ 42,351
Less equity in net income of subsidiaries, less cash
  dividend ($7,500 in 1995, $17,500 in 1994, $7,500 in
    1993)...................................................      63,803      26,661      42,758
                                                               ---------    --------    --------
                                                                    (979)      8,951        (407)
Adjustments to reconcile net income to net cash provided by
  operating activities......................................       1,866       3,476       1,232
                                                               ---------    --------    --------
Net cash provided by operating activities...................         887      12,427         825
                                                               ---------    --------    --------
Investing activities:
  Sales of fixed maturity investments.......................       9,722      12,001      13,667
  Maturities of fixed maturity investments..................       4,700       3,720       5,180
  Purchases of fixed maturity investments...................     (10,527)    (22,799)    (26,749)
  Net (purchases) sales of short-term investments...........      (7,285)     (2,348)     12,333
  Purchases of furniture and equipment......................      (1,290)       (718)       (676)
  Contribution to subsidiary................................    (146,556)      --          --
                                                               ---------    --------    --------
Net cash (used) provided by investing activities............    (151,236)    (10,144)      3,755
                                                               ---------    --------    --------
Financing activities:
  Issuance of shares........................................      52,056       5,278       3,192
  Net proceeds from issuance of 7.15% Notes.................      99,214       --          --
  Net proceeds from issuance of 5.25% Debentures............      --           --           (146)
  Purchase of treasury shares...............................        (204)    (15,006)     (7,542)
  Cash dividends paid to stockholders.......................      (3,260)     (2,827)     (2,862)
  Borrowings under revolving credit agreement...............      --          13,857       3,905
                                                               ---------    --------    --------
Net cash provided (used) by financing activities............     147,806       1,302      (3,453)
                                                               ---------    --------    --------
(Decrease) increase in cash.................................      (2,543)      3,585       1,127
Cash--beginning of year.....................................       5,232       1,647         520
                                                               ---------    --------    --------
Cash--end of year...........................................   $   2,689    $  5,232    $  1,647
                                                               ---------    --------    --------
                                                               ---------    --------    --------

                                                                      SCHEDULE V

                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                   FUTURE
                                   POLICY
                                 BENEFITS,                                   BENEFITS,
                                  LOSSES,                                     CLAIMS,    AMORTIZATION
                     DEFERRED      CLAIMS                                      LOSSES    OF DEFERRED
                      POLICY        AND                             NET         AND         POLICY       OTHER
                    ACQUISITION    CLAIMS    UNEARNED  PREMIUM   INVESTMENT  SETTLEMENT  ACQUISITION   OPERATING  PREMIUMS
                       COSTS      EXPENSES   PREMIUMS  REVENUE     INCOME     EXPENSES      COSTS      EXPENSES   WRITTEN
                    -----------  ----------  --------  --------  ----------  ----------  ------------  ---------  --------
DECEMBER 31, 1995
Domestic:
Property/Casualty..   $68,158    $1,246,187  $216,213  $450,068    $80,875    $293,262     $132,049     $55,919   $471,917
 Accident and
  Health...........     --            3,584     2,005     2,926        708       1,776       --             489      4,131
                      -------    ----------  --------  --------    -------    --------     --------     -------   --------
     Subtotal......    68,158     1,249,771   218,218   452,994     81,583     295,038      132,049      56,408    476,048
International:
Property/Casualty..     2,308        43,277    12,520    38,791      7,725      31,110        7,014       6,044     45,441
Intercompany
  elimination......     --             (633)    --         --        --          --           --           --        --
                      -------    ----------  --------  --------    -------    --------     --------     -------   --------
     Total.........   $70,466    $1,292,415  $230,738  $491,785    $89,308    $326,148     $139,063     $62,452   $521,489
                      -------    ----------  --------  --------    -------    --------     --------     -------   --------
                      -------    ----------  --------  --------    -------    --------     --------     -------   --------
DECEMBER 31, 1994
Domestic:
Property/Casualty..   $59,030    $1,068,930  $188,436  $375,233    $75,661    $249,833     $114,540     $47,469   $411,750
 Accident and
  Health...........     --            1,208       732       637        122         180       --              76        662
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
     Subtotal......    59,030     1,070,138   189,168   375,870     75,783     250,013      114,540      47,545    412,412
International:
Property/Casualty..       923        16,032     6,045    19,861      4,721      15,740        3,052       5,210     25,789
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
     Total.........   $59,953    $1,086,170  $195,213  $395,731    $80,504    $265,753     $117,592     $52,755   $438,201
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
DECEMBER 31, 1993
Domestic:
Property/Casualty..   $44,453      $907,968  $137,962  $305,950    $76,514    $213,882      $94,077     $44,623   $336,421
 Accident and
  Health...........     --            1,093       679       429        118         (42)      --              69        520
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
     Total.........   $44,453      $909,061  $138,641  $306,379    $76,632    $213,840      $94,077     $44,692   $336,941
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------
                      -------    ----------  --------  --------   --------    --------     --------     -------   --------

                                                                     SCHEDULE VI

                         NAC RE CORP. AND SUBSIDIARIES

                                  REINSURANCE
                                 (IN THOUSANDS)

                                                                                             PERCENTAGE
                                                        CEDED       ASSUMED                  OF AMOUNT
                                            GROSS     TO OTHER     FROM OTHER      NET        ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES      AMOUNT       TO NET
                                           -------    ---------    ----------    --------    ----------
DECEMBER 31, 1995
Premiums Written:
  Property/casualty.....................   $70,138     $155,777     $602,997     $517,358       117%
  Accident and health...................        45          672        4,758        4,131       115%
                                           -------    ---------    ----------    --------      -----
    Total...............................   $70,183     $156,449     $607,755     $521,489       117%
                                           -------    ---------    ----------    --------      -----
                                           -------    ---------    ----------    --------      -----
DECEMBER 31, 1994
Premiums Written:
  Property/casualty.....................   $45,926     $136,648     $528,261     $437,539       121%
  Accident and health...................        79          188          771          662       116%
                                           -------    ---------    ----------    --------      -----
    Total...............................   $46,005     $136,836     $529,032     $438,201       121%
                                           -------    ---------    ----------    --------      -----
                                           -------    ---------    ----------    --------      -----
DECEMBER 31, 1993
Premiums Written:
  Property/casualty.....................   $15,647      $94,478     $415,252     $336,421       123%
  Accident and health...................        51          163          632          520       122%
                                           -------    ---------    ----------    --------      -----
    Total...............................   $15,698      $94,641     $415,884     $336,941       123%
                                           -------    ---------    ----------    --------      -----
                                           -------    ---------    ----------    --------      -----

                                                                      SCHEDULE X

                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                   RESERVE                                                 CLAIMS AND CLAIMS
                                     FOR                                                   EXPENSES INCURRED   AMORTIZATION
                      DEFERRED      UNPAID                                                   RELATED TO(2)     OF DEFERRED
    AFFILIATION        POLICY       CLAIMS     DISCOUNT                           NET      ------------------     POLICY
        WITH         ACQUISITION  AND CLAIMS    IF ANY,    UNEARNED   EARNED   INVESTMENT  CURRENT    PRIOR    ACQUISITION
     REGISTRANT         COSTS      EXPENSES   DEDUCTED(1)  PREMIUMS  PREMIUMS    INCOME      YEAR     YEARS       COSTS
     ----------      -----------  ----------  -----------  --------  --------  ----------  --------  --------  ------------

CONSOLIDATED
 SUBSIDIARIES

December 31, 1995...   $70,466    $1,292,415    $18,340    $230,738  $491,785   $ 86,115   $345,783  ($19,635)   $139,063

December 31, 1994...   $59,953    $1,086,170    $17,084    $195,213  $395,731   $ 78,095   $309,294  ($43,541)   $117,592

December 31, 1993...   $44,453      $909,061    $14,834    $138,641  $306,379   $ 74,244   $237,491  ($23,651)    $94,077


                        PAID
                       CLAIMS
    AFFILIATION         AND
        WITH           CLAIMS       PREMIUMS
     REGISTRANT       EXPENSES      WRITTEN
     ----------       --------      --------
CONSOLIDATED
 SUBSIDIARIES
December 31, 1995...  $180,386      $521,489

December 31, 1994...  $154,651      $438,201

December 31, 1993...  $142,709      $336,941

------------
(1) Relates to certain workers' compensation case reserves which are discounted for statutory accounting purposes utilizing a 5% interest rate, and a 7% interest rate for GAAP.

(2) Amounts are net of discount related to certain workers' compensation case reserves.

                               INDEX TO EXHIBITS

EXHIBIT NO.
------------

(3)        --Articles of incorporation and bylaws:

       3.1 --Restated Certificate of Incorporation of NAC Re incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of NAC Re for the year ended
                December 31, 1990.............................................................

       3.2 --Bylaws of NAC Re as amended through June 9, 1988 incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of NAC Re for the
               year ended December 31, 1988 (the "1988 10-K")................................

(4)        --Instruments defining rights of security holders, including indentures:

       4.1 --Rights Agreement dated as of June 9, 1988 by and between NAC Re Corporation and
             American Stock Transfer and Trust Company (the "Rights Agreement") incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed June 24,
               1988..........................................................................

       4.2 --First Amendment to the Rights Agreement dated as of March 28, 1990 incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed April 2,
               1990..........................................................................

       4.3 --Second Amendment to the Rights Agreement dated as of September 13, 1990 incorporated herein by reference to Exhibit 4.3 to the Current Report on Form
               8-K filed September 21, 1990..................................................

(10)       --Material contracts:

      10.1 --Lease of NAC Re's corporate and administrative offices in Greenwich, CT incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form
               10-K for the year ended December 31, 1985.....................................

      10.2 --Form of Sublease between NAC Re and NAC incorporated herein by reference to
             Exhibit 10.16 to the Joint Proxy Statement/Prospectus on Form S-4 (No. 33-8836)
               of NAC Re and KCC.............................................................

     *10.3 --Amended 1985 Stock Option Plan of NAC Re incorporated herein by reference to
             Exhibit 10.6 to the Registration Statement on Form S-1 (No. 2-99952)............

     *10.4 --1986 Incentive and Non-qualified Stock Option Plan of NAC Re incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (No.
               33-5198)......................................................................

     *10.5 --NAC Re Corp. 1989 Stock Option Plan incorporated herein by reference to Exhibit
               4.2 to the Registration Statement on Form S-8 (No. 33-27745)..................

     *10.6 --NAC Re Corp. 1993 Stock Option Plan incorporated herein by reference to Exhibit
             A to the definitive Proxy Statement filed with the Securities and Exchange
               Commission on March 26, 1993 ("1993 Proxy Statement").........................

     *10.7 --Amended and Restated NAC Re Corp. Directors' Stock Option Plan incorporated herein by reference to Exhibit B to the 1993 Proxy Statement..................

     *10.8 --Amended and Restated NAC Re Corp. Benefits Equalization Plan incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").....................................

     *10.9 --Amended and Restated NAC Re Corp. Excess Benefit Savings Plan incorporated herein by reference to Exhibit 10.9 to the 1993 10-K..........................

     *10.10--Form of Severance Contract between NAC Re Corp. and the executive officers of
               NAC Re incorporated herein by reference to Exhibit 10.23 to the 1988 10-K.....

     *10.11--NAC Re Corp. Amended and Restated Annual Incentive Plan incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of NAC Re for the
               year ended December 31, 1991 (the "1991 10-K")................................

     *10.12--NAC Re Corp. Long-term Incentive Plan incorporated herein by reference to
             Exhibit 10.12 to the Annual Report on Form 10-K of NAC Re for the year ended
               December 31, 1994 (the "1994 10-K")...........................................

     *10.13--Employment contract with Ronald L. Bornhuetter dated as of March 4, 1992 incorporated herein by reference to Exhibit 10.19 to the 1991 10-K............

     *10.14--Trust Agreement, dated as of July 1, 1989, between NAC Re and Marine Midland
             Bank, N.A. relating to supplemental pension benefits for Ronald L. Bornhuetter incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form
               10-K of NAC Re for the year ended December 31, 1989 (the "1989 10-K").........

     *10.15--NAC Re Corp. Directors' Deferred Compensation Agreement incorporated herein by reference to Exhibit 10.20 to the 1989 10-K...................................

     *10.16--Consulting Agreement with Michael G. Fitt effective as of March 1, 1995 incorporated by reference to Exhibit 10.17 to the 1994 10-K...................

(11)       --Statement regarding computation of per share earnings...........................

(12)       --Statement regarding computation of ratios.......................................

(13)       --NAC Re's 1995 Annual Report to Shareholders; only those portions thereof which are expressly incorporated by reference in NAC Re's Annual Report on Form 10-K for 1995 are "filed" as part of this Annual Report on Form 10-K..............

(21)       --Subsidiaries of the registrant incorporated herein by reference to Exhibit 21 to the 1993 10-K.................................................................

(23)       --Consents of experts and counsel.................................................

(24)       --Powers of attorney..............................................................

(27)       --Financial Data Schedule.........................................................

(28)       --Information from reports furnished to state insurance regulatory authorities
               [filed in paper format].......................................................

------------
* Executive Compensation Plans or Arrangements