Form 10-Q
period 1996-03-31
NAC RE CORP
filed 1996-05-15
CIK 775542

================================================================================
- --------------------------------------------------------------------------------


                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
  (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996



   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period ______________ to _________________.


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



                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X     No
                                                      -------     -------


   There were 19,167,084 shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 31, 1996.

- --------------------------------------------------------------------------------
================================================================================

                          NAC RE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS







PART I.   FINANCIAL INFORMATION                                  PAGE NO.
- -------   ---------------------                                  --------

          Independent Accountants' Review Report                      3

          Consolidated Balance Sheet -
          March 31, 1996 and December 31, 1995                        4

          Consolidated Statement of Income -
          Three Months Ended March 31, 1996 and 1995                  5

          Consolidated Statement of Stockholders' Equity -
          Three Months Ended March 31, 1996 and 1995                  6

          Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995                  7

          Notes to Consolidated Financial Statements                  8

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations            9-12


PART II.  OTHER INFORMATION
- --------  -----------------


          Item 6.  Exhibits and Reports on Form 8-K                   13

          Signatures                                                  14

          Exhibit 11-1                                                15

          Exhibit 11-2                                                16

          Exhibit 15                                                  17

INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted audited standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated January 30, 1996, we expressed an unqualified opinion on those consolidated financial statements.

 New York, New York                                     ERNST & YOUNG LLP
 April 22, 1996

                        NAC RE CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              (In thousands)

                                                   (Unaudited)
                                                    March 31,   December 31,
                                                      1996         1995
                                                   ----------   ----------
ASSETS
Investments:
Available for sale:
  Fixed maturities (amortized cost: 1996,
    $1,591,752;1995, $1,551,848 )                  $1,600,344   $1,593,543
  Equity securities (cost: 1996,
    $107,806; 1995, $114,818)                         124,307      127,257
Short-term investments                                133,915      132,406
                                                   ----------   ----------
     TOTAL INVESTMENTS                              1,858,566    1,853,206

Cash                                                   20,446       10,320
Accrued investment income                              26,167       26,955
Premiums receivable                                   168,335      154,974
Reinsurance recoverable balances, net                 269,497      257,136
Reinsurance recoverable on unearned premiums           27,094       28,111
Investment accounts receivable                          4,941           43
Deferred policy acquisition costs                      72,306       70,466
Excess of cost over net assets acquired                 3,920        4,011
Deferred tax asset, net                                39,940       27,688
Other assets                                           45,466       29,221
                                                   ----------   ----------
     TOTAL ASSETS                                  $2,536,678   $2,462,131
                                                   ==========   ==========

 LIABILITIES
Claims and claims expenses                         $1,328,438   $1,292,415
Unearned premiums                                     235,828      230,738
8% Notes due 1999                                     100,000      100,000
7.15% Notes due 2005                                   99,929       99,927
5.25% Convertible Subordinated
     Debentures due 2002                              100,000      100,000
Investment accounts payable                            73,179       50,580
Other liabilities                                      90,705       76,715
                                                   ----------   ----------
     TOTAL LIABILITIES                              2,028,079    1,950,375
                                                   ----------   ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 90 shares of Series A
       Junior Participating Preferred Stock)               -           -
Common stock, $.10 par value:
     25,000 shares authorized (1996,
       21,391; 1995, 21,341 issued)                     2,139        2,134
Additional paid-in capital                            247,554      246,356
Unrealized appreciation of investments,
  net of tax                                           15,309       35,187
Currency translation adjustments,
  net of tax                                            (475)        1,017
Retained earnings                                     289,475      269,660
Less treasury stock, at cost (1996, 2,224;
  1995, 2,137 shares)                                (45,403)     (42,598)
                                                   ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                        508,599      511,756
                                                   ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $2,536,678   $2,462,131
                                                   ==========   ==========

                    See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)


                                                    (Unaudited)
                                            Three months ended March 31,
                                            ----------------------------
                                                  1996       1995
                                               --------    --------
PREMIUMS AND OTHER REVENUES
    Net premiums written                       $123,139    $110,521
    Increase in unearned premiums               (6,318)     (5,043)
                                               --------    --------
    Premiums earned                             116,821     105,478
    Net investment income                        25,743      22,210
    Net investment gains                          9,817       3,142
                                               --------    --------
    Total revenues                              152,381     130,830

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                   73,689      73,603
    Commissions and brokerage                    33,519      29,577
    Acquisition and operating expenses           12,650      10,293
    Interest expense                              5,571       3,551
                                               --------    --------
    Total operating costs and expenses          125,429     117,024

INCOME
Operating income before income taxes             26,952      13,806
                                               --------    --------
    Federal and foreign income taxes:
        Current                                   8,720       4,591
        Deferred                                (2,540)     (2,160)
                                               --------    --------
    Income tax expense (benefit)                  6,180       2,431
                                               --------    --------
Operating income/net income                     $20,772     $11,375
                                               ========    ========

PER SHARE DATA
Primary:
    Average shares outstanding                   19,562      17,898
                                               ========    ========
    Operating income/net income                   $1.06       $0.64
                                               ========    ========
Fully Diluted (assuming conversion of
    dilutive convertible securities):
    Average shares outstanding                   21,582      19,918
                                               ========    ========
    Operating income/net income                   $1.00       $0.62
                                               ========    ========


               See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                    (Unaudited)
                                             Three months ended March 31,
                                             ----------------------------
                                                 1996           1995
                                              ---------      ---------
COMMON STOCK
     Balance at beginning of year                $2,134         $1,964
     Issuance of shares                               5              2
                                              ---------      ---------
          Balance at end of period               $2,139         $1,966
                                              =========      =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year              $246,356       $194,231
     Issuance of shares                           1,198            961
                                              ---------      ---------
          Balance at end of period             $247,554       $195,192
                                              =========      =========

UNREALIZED APPRECIATION (DEPRECIATION)
  OF INVESTMENTS, NET OF TAX
     Balance at beginning of year               $35,187      $(46,030)
     Unrealized (depreciation) appreciation    (19,878)         34,898
                                              ---------      ---------
          Balance at end of period              $15,309      $(11,132)
                                              =========      =========

CURRENCY TRANSLATION ADJUSTMENTS, NET OF TAX
     Balance at beginning of year                $1,017         $1,059
     Translation adjustments                    (1,492)            789
                                              ---------      ---------
          Balance at end of period               $(475)         $1,848
                                              =========      =========

RETAINED EARNINGS
     Balance at beginning of year              $269,660       $210,255
     Net income                                  20,772         11,375
     Dividends                                    (957)          (701)
                                              ---------      ---------
          Balance at end of period             $289,475       $220,929
                                              =========      =========

TREASURY STOCK
     Balance at beginning of year             $(42,598)      $(42,394)
     Purchase of treasury shares                (2,805)           (37)
                                              ---------      ---------
          Balance at end of period            $(45,403)      $(42,431)
                                              =========      =========

TOTAL STOCKHOLDERS' EQUITY
     Balance at beginning of year              $511,756       $319,085
     Issuance of shares                           1,203            963
     Unrealized (depreciation) appreciation    (19,878)         34,898
     Translation adjustments                    (1,492)            789
     Net income                                  20,772         11,375
     Dividends                                    (957)          (701)
     Purchase of treasury shares                (2,805)           (37)
                                              ---------      ---------
          Balance at end of period             $508,599       $366,372
                                              =========      =========

                    See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                        (Unaudited)
                                                 Three months ended March 31,
                                                 ----------------------------
                                                       1996      1995
                                                    --------  --------
OPERATING ACTIVITIES
     Net income                                      $20,772   $11,375
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Reserve for claims and claims
            expenses, net                             30,029    30,636
          Unearned premiums, net                       6,318     5,041
          Premiums receivable                       (13,566)  (12,068)
          Accrued investment income                      734     (131)
          Reinsurance balances, net                  (2,648)  (12,576)
          Deferred policy acquisition costs          (1,879)   (1,382)
          Net investment gains                       (9,817)   (3,142)
          Deferred tax asset, net                    (2,540)   (2,160)
          Other liabilities                            7,815   (6,971)
          Other items, net                          (10,154)   (5,186)
                                                    --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             25,064     3,436
                                                    --------  --------

 INVESTING ACTIVITIES
     Sales of fixed maturity investments             501,443   247,503
     Maturities of fixed maturity investments          5,391     5,773
     Purchases of fixed maturity investments       (526,508) (294,196)
     Net (purchases) sales of short-term
       investments                                   (1,778)    20,254
     Sales of equity securities                       31,822    29,949
     Purchases of equity securities                 (21,420)  (13,124)
     Purchases of furniture and equipment            (1,124)     (274)
                                                    --------  --------
NET CASH  USED BY INVESTING ACTIVITIES              (12,174)   (4,115)
                                                    --------  --------

 FINANCING ACTIVITIES
     Issuance of shares                                1,000       975
     Purchase of treasury shares                     (2,805)      (37)
     Cash dividends paid to stockholders               (959)     (700)
                                                    --------  --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     (2,764)       238
                                                    --------  --------

Increase (decrease) in cash                           10,126     (441)
Cash - beginning of year                              10,320     9,624
                                                    --------  --------
Cash - end of period                                 $20,446    $9,183
                                                    ========  ========

                    See Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

2.   Per Share Data

     Primary earnings per share data are based on weighted average common shares and common share equivalents outstanding during the period. Fully diluted earnings per share data assumes conversion of dilutive convertible securities and the assumed exercise of all dilutive stock options.
     Weighted average common shares includes the effect of the Company's issuance of 1,530,000 shares of Common Stock through a public offering in November 1995.

3.   Retrocession

     The Company's balance sheet as of March 31, 1996 and December 31, 1995 reflects reinsurance recoverable balances as assets, the components of which are as follows (in thousands):


                                   Reinsurance Recoverable Balances, Net
                                   -------------------------------------
                                     March 31, 1996    December 31, 1995
                                   ----------------    -----------------
Paid Claims                               $17,374                $19,051
Unpaid Claims and Claims Expenses         345,436                338,746
Ceded Balances Payable                   (48,157)               (56,792)
Funds Held Liability                     (45,156)               (43,869)
                                   ----------------    -----------------
       Net                               $269,497               $257,136
                                   ================    =================

     The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows (in thousands):


                                             Three months ended
                                                  March 31,
                                          ----------------------
                                            1996           1995
                                          ----------------------
Ceded premiums written                    $37,207        $40,369
Ceded premiums earned                     $38,360        $37,700
Ceded claims and claims expenses          $20,507        $25,394

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

NAC Re Corporation ("NAC Re") is the holding company for NAC Reinsurance Corporation ("NAC") and its wholly owned insurance and reinsurance domestic and foreign subsidiaries. NAC Re and its subsidiaries are collectively referred to as the Company.

Results of Operations
- ---------------------

Operating income, excluding investment gains increased 53.8% to $14.4 million or $.73 per share for the quarter ended March 31, 1996, compared with $9.3 million or $.52 per share for the 1995 first quarter. Net income for the 1996 first quarter increased 82.6% to $20.8 million or $1.06 per share compared to $11.4 million or $.64 per share for the same prior year period.

Net property catastrophe claim activity for the 1996 first quarter was minimal, as it included $1.7 million of domestic claim activity from the January 1996 winter storms. The 1995 first quarter included $5.3 million of net property catastrophe claim activity, of which $3.3 million and $2.0 million were from the domestic and international operations, respectively.

Premium Revenues

The Company's growth in premium revenue, as indicated below, has been impacted by several different factors, including both external market influences and internal initiatives:


                                           (In millions)
                                     Three months ended March 31,
                          ------------------------------------------------------
                            Domestic          International           Total
                          --------------      --------------     ---------------
                          1996      1995      1996      1995     1996      1995
                          ----      ----      ----      ----     ----      ----
Net Premiums Written:
     Casualty            $69.1     $64.0      $5.2      $4.9    $74.3      $68.9
     Property             29.1      23.9       8.4       6.6     37.5       30.5
     Specialty/Other      11.3      11.1         -         -     11.3       11.1
                        ------    ------    ------    ------   ------     ------
Total                   $109.5     $99.0     $13.6     $11.5   $123.1     $110.5
                        ======    ======    ======    ======   ======     ======

The Company's worldwide net premiums written for the 1996 first quarter were $123.1 million, an increase of 11.4% over the comparable 1995 period.

Domestic net premiums written for the 1996 first quarter reflected an increase
of 10.6% over the comparable 1995 period.   Casualty net premiums increased 7.9%
for the 1996 first quarter. Casualty growth for the first quarter can be primarily attributed to new business and increased participations from existing treaty client relationships and increased opportunities in our facultative individual risk business. Property net premiums written increased 22.1% for the 1996 first quarter. Contributing to the property growth were business opportunities from new clients coupled with new business and increased opportunities from existing treaty and facultative client relationships. Net premiums written for our specialty lines, which consist of fidelity/surety, aviation and ocean marine business, increased 1.8% for the 1996 first quarter.

NAC Reinsurance International Limited reported net premiums written of $13.6 million, an increase of 18.2% over the comparable 1995 first quarter period. Casualty premiums were $5.2 million for the 1996 first quarter, an increase of 4.9% over the 1995 period. Property premiums for the 1996 first quarter were $8.4 million, an increase of 28.1% over the 1995 period.

Reduced ceded premium charges favorably impacted the premium growth across all profit centers due primarily to a more cost efficient retrocessional program and a moderate increase in the Company's retention levels. The Company increased its maximum retention on any one claim for non-catastrophe losses in 1996, principally for the casualty lines in consideration of the Company's increased size and financial capacity, as well as the continued positive contribution of business written since 1986.

- --------------------------------------------------------------------------------

Operating Costs and Expenses

Claims and claims expenses represent our most significant and uncertain cost. This expense is only an estimate at a given point in time of what the insurer or reinsurer expects to pay on claims, based upon facts and circumstances then known. We would generally expect to refine such an estimate in subsequent accounting periods by modest amounts with adjustments possible in either direction as additional information becomes known.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of our international subsidiary on a U.S. statutory basis:

                                         Three months ended         Year ended
                                             March 31,              December 31,
                                         -------------------        ------------
                                         1996           1995            1995
                                         ----           ----        ------------
Claims and Claims Expenses               62.2%          67.3%            65.1%
Commissions and Brokerage                29.6           29.1             29.7
Other Underwriting Expenses               9.7            8.7              8.3
                                        ------         ------           ------
Domestic Statutory Composite Ratio      101.5%         105.1%           103.1%
                                        ======         ======           ======
Consolidated Statutory Composite Ratio  101.9%         107.2%           103.7%
                                        ======         ======           ======

The Company's domestic statutory composite ratio for the 1996 first quarter reflects significant improvements in underwriting results compared to the 1995 first quarter and full year. Such improvement is due in part to the favorable development of prior year claim reserves and minimal property catastrophe claim activity. Net property catastrophe claim activity was minimal for the 1996 first quarter, increasing the 1996 first quarter domestic composite ratio by 1.6 percentage points. The 1995 first quarter and full year domestic composite ratios were increased by 3.5 percentage points and .9 percentage points, respectively, as a result of the 1995 net property catastrophe claim activities.

The Company experienced net favorable claim development for the 1996 three month period which was principally attributable to casualty business written since 1985. This favorable development in casualty reflects the strength of the pricing assumptions underlying the business written, particularly with respect to the consideration given to social and economic inflation. The pricing assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed comparisons of expected to actual claims and claims expense development, inflation and other considerations. Such favorable development was partly offset by unfavorable experience on business written prior to 1985, principally related to asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1996 first quarter reflects a slight increase compared to the 1995 first quarter, principally due to increased commissions in pro rata contracts written in our specialty lines of business, which generally carry a higher commission rate.

Other underwriting expenses for the 1996 first quarter have increased as compared to the 1995 prior year period, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure. However, the Company will continue to seek measures to contain underwriting expenses that are not central to its underwriting activities, and to better utilize its resources.

- --------------------------------------------------------------------------------

Investments

Cash and invested assets at March 31, 1996 and December 31, 1995 were approximately $1.8 billion, excluding net investment payables of $68.2 million and $50.5 million for 1996 and 1995, respectively.

Net investment income for the 1996 first quarter was $25.7 million, an increase of 15.9% over the 1995 comparable period. The increase is primarily attributed to our growth in invested assets, including the net proceeds of approximately $147 million related to the Company's public debt and equity offerings in November 1995. The Company's pretax investment yield was 5.8% for the 1996 first quarter, compared to 6.2% for the 1995 first quarter. The after-tax investment yield for the 1996 first quarter was 4.6%, compared to 4.8% for the comparable prior year period.

Net investment gains, net of tax for the 1996 first quarter were $6.4 million or $.33 per share, compared to net investment gains of $2.0 million or $.12 per share for the 1995 first quarter. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns.
At March 31, 1996, our fixed maturity investments amounted to $1.6 billion, which approximates 85% of cash and invested assets, and 96% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of March 31, 1996 the Company's investment portfolio had an average duration of 4.8 years.

The balance of the Company's investment portfolio at March 31, 1996, consisting of cash, short-term investments and equity securities, amounted to $278.7 million. The Company's equity investment strategy is designed to build a quality equity portfolio by specifically investing a portion of cash flow from operations in equity securities. As of March 31, 1996, the Company held $124.3 million or 6.6% of cash and invested assets in equity securities which represented 19.6% of statutory surplus.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income and dividends from NAC which are subject to statutory restrictions.

In November 1995, the Company issued $100 million principal amount of its 7.15% Notes due November 15, 2005, and raised approximately $49 million on the issuance of 1.53 million shares of Common Stock. The Company contributed the majority of the net proceeds from the Company's debt and equity offering to NAC in late 1995.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $633.5 million at March 31, 1996 which ranks among the largest domestic reinsurers measured on this basis.

Consolidated stockholders' equity at March 31, 1996 totaled $508.6 million or $26.54 per share compared to $511.8 million or $26.65 per share at December 31, 1995. The unrealized appreciation of investments, net of tax, was $15.3 million at March 31, 1996 compared to an unrealized appreciation of investments of $35.2 million at December 31, 1995, resulting in a decrease in stockholders' equity of $19.9 million or $1.04 per share.

Cash flow from operations was $25.1 million for the 1996 first quarter, compared to $3.4 million for the same prior year period. This increase in cash flow was principally due to increases in premium and investment income receipts.

- --------------------------------------------------------------------------------

In April 1996, the Company modified its existing $35 million revolving credit facility. The principal modification of the agreement replaced the required payment of outstanding balances beginning in June 1996 with a scheduled reduction of the credit facility beginning in July 1998 and ending July 2001. Outstanding borrowings at March 31, 1996 were $17.8 million, which were principally utilized to finance the Company's periodic repurchase of its Common Stock. The Company repurchased approximately 108,000 shares of NAC Re Common Stock during 1996. Approximately 386,000 shares are available for repurchase under the Company's repurchase program.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

Regulatory Initiatives

NAC Re and its domestic subsidiaries are subject to regulatory scrutiny under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re's international subsidiary is subject to the regulatory authority of the United Kingdom Department of Trade and Industry. These regulations vary from jurisdiction to jurisdiction, and are generally designed to protect ceding insurance companies and policyholders by ensuring each company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company may be categorized as reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial strength and general business operations.

In 1993, the National Association of Insurance Commissioners (the "NAIC") adopted a model risk-based capital act intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act has not yet been adopted in New York, NAC's domicile or California, NAC's commercial domicile, New York has issued a circular letter requiring the filing of risk-based capital reports and a bill is pending in California to adopt a risk-based capital act. In a related action, the NAIC adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic property and casualty insurance and reinsurance subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

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

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits
- ------------------

(a)  Exhibit Index:


Exhibit                       Description                            Page
- -------        -----------------------------------------------       ----

 11-1          Statement Re: Computation of Primary Per Share
               Earnings                                                16

 11-2          Statement Re: Computation of Fully Diluted Per Share
               Earnings                                                17

  15           Letter Re: Unaudited Interim Financial Information      18



(b) There were no reports filed on Form 8-K for the three months ended March 31, 1996.

     Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           NAC Re CORP.
                           ------------
                           (Registrant)






Date:     May 10, 1996                       JOHN N. ADIMARI
     ----------------------------            ----------------------------------
                                             John N. Adimari
                                             Acting Chief Financial Officer
                                             and Acting Treasurer




Date:     May 10, 1996                       RONALD L. BORNHUETTER
     ----------------------------            ----------------------------------
                                             Ronald L. Bornhuetter
                                             Chairman of the Board, President
                                             and Chief Executive Officer