Form 10-Q
period 1996-06-30
NAC RE CORP
filed 1996-08-14
CIK 775542

================================================================================
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period                to                  .
                              --------------    -----------------

Commission file number 0-13891.

                                  NAC Re Corp.
             (Exact name of registrant as specified in its charter)

            Delaware                                       13-3297840
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

     There were 18,753,981 shares outstanding of the Registrant's Common Stock, $.10 par value, as of June 30, 1996.

- --------------------------------------------------------------------------------
================================================================================

                          NAC RE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

         Independent Accountants' Review Report                           3

         Consolidated Balance Sheet -
         June 30, 1996 and December 31, 1995                              4

         Consolidated Statement of Income -
         Three Months and Six Months Ended June 30, 1996 and 1995         5

         Consolidated Statement of Stockholders' Equity -
         Six Months Ended June 30, 1996 and 1995                          6

         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                          7

         Notes to Consolidated Financial Statements                       8

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 9-13


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders     14

         Item 6.  Exhibits and Reports on Form 8-K                        14

         Signatures                                                       15

         Exhibit 11-1                                                     16

         Exhibit 11-2                                                     17

         Exhibit 15                                                       18

INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of June 30, 1996, and the related consolidated statement of income, for the three-month and six-month periods ended June 30, 1996 and 1995 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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







New York, New York                                       ERNST & YOUNG LLP
July 23, 1996

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         1996           1995
                                                     -----------    -----------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost:
      1996, $1,606,137; 1995, $1,551,848 )           $ 1,605,320    $ 1,593,543
    Equity securities (cost: 1996, $122,043:
      1995, $114,818)                                    138,548        127,257
Short-term investments                                   113,547        132,406
                                                     -----------    -----------
     TOTAL INVESTMENTS                                 1,857,415      1,853,206

Cash                                                      15,306         10,320
Accrued investment income                                 27,258         26,955
Premiums receivable                                      190,694        154,974
Reinsurance recoverable balances, net                    286,968        257,136
Reinsurance recoverable on unearned premiums              23,620         28,111
Deferred policy acquisition costs                         75,856         70,466
Excess of cost over net assets acquired                    3,828          4,011
Deferred tax asset, net                                   44,992         27,688
Other assets                                              47,856         29,264
                                                     -----------    -----------
     TOTAL ASSETS                                    $ 2,573,793    $ 2,462,131
                                                     ===========    ===========

LIABILITIES
Claims and claims expenses                           $ 1,382,739    $ 1,292,415
Unearned premiums                                        242,978        230,738
8% Notes due 1999                                        100,000        100,000
7.15% Notes due 2005                                      99,930         99,927
5.25% Convertible Subordinated
  Debentures due 2002                                    100,000        100,000
Investment accounts payable                               37,261         50,580
Revolving credit agreement                                25,924         17,762
Other liabilities                                         79,415         58,953
                                                     -----------    -----------
     TOTAL LIABILITIES                                 2,068,247      1,950,375
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
  1,000 shares authorized, none issued
  (Includes 90 shares of Series A Junior
    Participating Preferred Stock)                          --             --
Common stock, $.10 par value:
  25,000 shares authorized  (shares issued:
    1996, 21,423; 1995, 21,341)                            2,142          2,134
Additional paid-in capital                               248,181        246,356
Unrealized appreciation of investments,
  net of tax                                               9,920         35,187
Currency translation adjustments, net of tax                 321          1,017
Retained earnings                                        304,764        269,660
Treasury stock, at cost (1996, 2,669;
  1995, 2,137 shares)                                    (59,782)       (42,598)
                                                     -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                          505,546        511,756
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 2,573,793    $ 2,462,131
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)




                                                                                            (Unaudited)
                                                                 ------------------------------------------------------------------
                                                                  Three months ended June 30,            Six months ended June 30,
                                                                 ----------------------------          ----------------------------
                                                                   1996                1995               1996               1995
                                                                 ---------          ---------          ---------          ---------
PREMIUMS AND OTHER REVENUES
    Net premiums written                                         $ 140,852          $ 126,702          $ 263,991          $ 237,223
    Increase in unearned premiums                                  (10,506)            (7,148)           (16,824)           (12,191)
                                                                 ---------          ---------          ---------          ---------
    Premiums earned                                                130,346            119,554            247,167            225,032
    Net investment income                                           25,616             22,427             51,359             44,637
    Net investment gains                                             2,715              4,433             12,532              7,575
                                                                 ---------          ---------          ---------          ---------
    Total revenues                                                 158,677            146,414            311,058            277,244

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                                      84,525             79,167            158,214            152,770
    Commissions and brokerage                                       34,990             34,584             68,509             64,161
    Acquisition and operating expenses                              13,541             10,613             26,191             20,906
    Interest expense                                                 5,620              3,937             11,191              7,488
                                                                 ---------          ---------          ---------          ---------
    Total operating costs and expenses                             138,676            128,301            264,105            245,325

INCOME
Operating income before income taxes                                20,001             18,113             46,953             31,919
                                                                 ---------          ---------          ---------          ---------
    Federal and foreign income taxes:
        Current                                                      4,794              6,276             13,514             10,867
        Deferred                                                    (1,207)            (2,757)            (3,747)            (4,917)
                                                                 ---------          ---------          ---------          ---------
    Income tax expense (benefit)                                     3,587              3,519              9,767              5,950
                                                                 ---------          ---------          ---------          ---------
Operating income/net income                                      $  16,414          $  14,594          $  37,186          $  25,969
                                                                 =========          =========          =========          =========

PER SHARE DATA
Primary:
    Average shares outstanding                                      19,253             17,889             19,408             17,894
                                                                 =========          =========          =========          =========
    Operating income/net income                                  $    0.85          $    0.82          $    1.92          $    1.45
                                                                 =========          =========          =========          =========

Fully Diluted (assuming conversion of
  dilutive convertible securities):
    Average shares outstanding                                      21,287             19,910             21,437             19,914
                                                                 =========          =========          =========          =========
    Operating income/net income                                  $    0.81          $    0.78          $    1.82          $    1.39
                                                                 =========          =========          =========          =========

Cash dividends declared per share                                $    0.06          $    0.05          $    0.11          $    0.09
                                                                 =========          =========          =========          =========


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                              (Unaudited)
                                                       Six months ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                       ---------      ----------
COMMON STOCK
     Balance at beginning of year                      $   2,134      $   1,964
     Issuance of shares                                        8              6
                                                       ---------      ---------
          Balance at end of period                     $   2,142      $   1,970
                                                       =========      =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year                      $ 246,356      $ 194,231
     Issuance of shares                                    1,825          1,597
                                                       ---------      ---------
          Balance at end of period                     $ 248,181      $ 195,828
                                                       =========      =========

UNREALIZED  APPRECIATION  (DEPRECIATION)
   OF INVESTMENTS, NET OF TAX
     Balance at beginning of year                      $  35,187      $ (46,030)
     Unrealized (depreciation) appreciation              (25,267)        59,628
                                                       ---------      ---------
          Balance at end of period                     $   9,920      $  13,598
                                                       =========      =========

CURRENCY TRANSLATION ADJUSTMENTS,  NET OF TAX
     Balance at beginning of year                      $   1,017      $   1,059
     Translation adjustments                                (696)         1,157
                                                       ---------      ---------
          Balance at end of period                     $     321      $   2,216
                                                       =========      =========

RETAINED EARNINGS
     Balance at beginning of year                      $ 269,660      $ 210,255
     Net income                                           37,186         25,969
     Dividends                                            (2,082)        (1,578)
                                                       ---------      ---------
          Balance at end of period                     $ 304,764      $ 234,646
                                                       =========      =========

TREASURY STOCK
     Balance at beginning of year                      $ (42,598)     $ (42,394)
     Purchase of treasury shares                         (17,184)           (82)
                                                       ---------      ---------
          Balance at end of period                     $ (59,782)     $ (42,476)
                                                       =========      =========

TOTAL STOCKHOLDERS' EQUITY
     Balance at beginning of year                      $ 511,756      $ 319,085
     Issuance of shares                                    1,833          1,603
     Unrealized (depreciation) appreciation              (25,267)        59,628
     Translation adjustments                                (696)         1,157
     Net income                                           37,186         25,969
     Dividends                                            (2,082)        (1,578)
     Purchase of treasury shares                         (17,184)           (82)
                                                       ---------      ---------
          Balance at end of period                     $ 505,546      $ 405,782
                                                       =========      =========


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                              (Unaudited)
                                                      Six months ended June 30,
                                                      -------------------------
                                                          1996         1995
                                                      ----------    -----------
OPERATING ACTIVITIES
   Net income                                          $  37,186    $  25,969
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Reserve for claims and claims expenses, net       71,772       59,159
        Unearned premiums, net                            16,824       12,033
        Premiums receivable                              (35,784)     (10,171)
        Accrued investment income                           (329)      (3,017)
        Reinsurance balances, net                         (9,336)       4,411
        Deferred policy acquisition costs                 (5,408)      (3,345)
        Net investment gains                             (12,532)      (7,569)
        Deferred tax asset, net                           (3,747)      (4,929)
        Other liabilities                                 13,821      (11,990)
        Other items, net                                  (5,019)      (7,405)
                                                       ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 67,448       53,146
                                                       ---------    ---------

INVESTING ACTIVITIES
   Sales of fixed maturity investments                   780,979      609,666
   Maturities of fixed maturity investments               18,732       11,713
   Purchases of fixed maturity investments              (869,343)    (658,378)
   Net sales (purchases) of short-term investments        18,807      (29,996)
   Sales of equity securities                             52,170       55,879
   Purchases of equity securities                        (51,997)     (40,119)
   Purchases of furniture and equipment                   (2,407)      (1,011)
                                                       ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                    (53,059)     (52,246)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Issuance of shares                                      1,603        1,599
   Purchase of treasury shares                           (17,184)         (82)
   Cash dividends paid to stockholders                    (1,916)      (1,401)
   Borrowings under revolving credit agreement             8,162         --
                                                       ---------    ---------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES          (9,335)         116
                                                       ---------    ---------
Effects of exchange rate changes on cash                     (68)        --
                                                       ---------    ---------

Increase in cash                                           4,986        1,016
Cash - beginning of year                                  10,320        9,624
                                                       ---------    ---------
Cash - end of period                                   $  15,306    $  10,640
                                                       =========    =========


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

3.    Retrocession Activity

      The Company's balance sheet as of June 30, 1996 and December 31, 1995 reflects reinsurance recoverable balances as assets, the components of which are as follows (in thousands):

                                Reinsurance Recoverable Balances, Net
                          ------------------------------------------------
                             June 30, 1996              December 31, 1995
                          -----------------            -------------------
Paid Claims                        $18,952                        $19,051
Unpaid Claims and
  Claims Expenses                  357,520                        338,746
Ceded Balances Payable             (43,490)                       (56,792)
Funds Held Liability               (46,014)                       (43,869)
                          -----------------            -------------------
       Net                        $286,968                       $257,136
                          =================            ===================

      The effect of retrocessional activity on premiums written, premiums earned and claims and claims expenses is as follows (in thousands):



                                         Three months ended              Six months ended
                                              June 30,                       June 30,
                                       ----------------------   -------------------------------
                                         1996         1995          1996              1995
                                       ----------   ---------   --------------     ------------
Ceded premiums written                   $31,866     $39,442          $69,073          $79,811
Ceded premiums earned                    $35,204     $37,379          $73,564          $75,079
Ceded claims and claims expenses         $25,324     $15,904          $45,831          $41,298



- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

NAC Re Corporation ("NAC Re") is the holding company for NAC Reinsurance Corporation ("NAC") and its wholly owned insurance and reinsurance domestic and foreign subsidiaries. NAC Re and its subsidiaries are collectively referred to as the Company.

Results of Operations

Operating income, excluding investment gains, increased 25.4% to $14.7 million or $.76 per share for the quarter ended June 30, 1996, compared with $11.7 million or $.65 per share for the 1995 second quarter. Operating income, excluding investment gains, for the first six months of 1996 increased 38% to $29 million or $1.50 per share, compared with $21 million or $1.18 per share for the comparable prior year period.

Net income, including investment gains, for the 1996 second quarter totaled $16.4 million or $.85 per share, an increase of 12.5% over the comparable prior year period. Net income for the first six months of 1996 totaled $37.2 million or $1.92 per share, an increase of 43.2% over the 1995 six month period. Included in net income per share were investment gains, net of tax, of $.09 and $.42 for the 1996 second quarter and six month period, respectively, compared with $.17 and $.27 for the same prior year periods.

Net property catastrophe claim activity for the 1996 six month period was minimal. It included $2.1 million for domestic claim activity from the January 1996 winter storms. The 1995 six month period included $5.2 million of net property catastrophe claim activity, of which $3.2 million and $2.0 million were from the domestic and international operations, respectively.

Premium Revenues

As shown in the table below, the Company's worldwide net premiums written for the 1996 second quarter and six month period were $140.9 million and $264 million, respectively, an increase of 11.2% and 11.3% over the 1995 comparable periods.



                                                    (In millions)
                                              Three months ended June 30,
                            ----------------------------------------------------------
                                    Domestic          International         Total
                            ----------------------    -------------- -----------------
                               1996         1995        1996   1995     1996     1995
                            ----------   ---------    ------- ------ --------- -------
Net Premiums Written:
     Casualty                  $ 83.3      $ 73.7      $ 6.1  $ 4.7    $ 89.4  $ 78.4
     Property                    32.4        28.8        8.0    6.5      40.4    35.3
     Specialty/Other             11.1        13.0          -      -      11.1    13.0
                               ------      ------      -----  -----    ------  ------
Total                          $126.8      $115.5      $14.1  $11.2    $140.9  $126.7
                               ======      ======      =====  =====    ======  ======


                                                    (In millions)
                                               Six months ended June 30,
                            ----------------------------------------------------------
                                    Domestic          International         Total
                            ----------------------    -------------- -----------------
                               1996         1995        1996   1995     1996     1995
                            ----------   ---------    ------- ------ --------- -------
Net Premiums Written:
     Casualty                  $152.4      $137.7      $11.3  $ 9.6    $163.7   $147.3
     Property                    61.5        52.7       16.4   13.1      77.9     65.8
     Specialty/Other             22.4        24.1          -      -      22.4     24.1
                               ------      ------      -----  -----    ------   ------
Total                          $236.3      $214.5      $27.7  $22.7    $264.0   $237.2
                               ======      ======      =====  =====    ======   ======


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Domestic net premiums written for the 1996 second quarter and six month period reflected an increase of 9.7% and 10.1%, respectively, over the comparable 1995 prior year periods. Reduced ceded premium charges continue to favorably impact the net premium growth across all profit centers, due primarily to a more cost effective retrocessional program and a moderate increase in the Company's retention levels. Casualty net premiums increased 13.1% and 10.7% for the 1996 second quarter and six month period, respectively. Casualty growth for the second quarter and six months is primarily attributed to new business and increased participations with existing treaty client relationships. Property net premiums written increased 12.2% and 16.7% for the 1996 second quarter and six month period, respectively. Contributing to the property growth were business opportunities from new clients coupled with new business and increased opportunities from existing treaty and facultative client relationships. Net premiums written for our specialty lines, which consist of fidelity/surety, aviation and ocean marine business, declined 15% and 7.3% for the 1996 second quarter and six month period, respectively, primarily due to reduced aviation premiums.

NAC Reinsurance International Limited reported net premiums written of $14.1 million and $27.7 million for the 1996 second quarter and six month period, respectively, increases of 26% and 22%, respectively over the comparable 1995 periods. Casualty premiums were $6.1 million and $11.3 million for the 1996 second quarter and six month period, respectively, an increase of 31.3% and 17.7% over the 1995 comparable prior year periods. Property premiums for the 1996 second quarter and six month period were $8 million and $16.4 million, respectively, an increase of 22.2% and 25.2% over the 1995 prior year periods. In July 1996, the Company announced the opening of its fully licensed branch office in Sydney, Australia. The Company expects its international business to increase as the London operation achieves greater market penetration.

Ceded premiums written recorded for retrocessional agreements for the 1996 second quarter and six month period were $31.9 million and $69.1 million, respectively, compared to $39.4 million and $79.8 million over the comparable prior year periods. As mentioned above, reduced ceded premium charges were primarily due to more cost effective retrocessional programs coupled with a moderate increase in the Company's retention levels. In 1996, the Company increased its maximum retention on any one claim for non-catastrophe losses, principally for the casualty lines in consideration of the Company's increased size and financial capacity.

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


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of our international subsidiary on a U.S. statutory basis:


                                         Three months ended  Six months ended     Year ended
                                              June 30,            June 30,       December 31,
                                         -----------------   -----------------   ------------
                                           1996      1995      1996      1995        1995
                                         -------   -------   -------   -------   ------------
Claims and Claims Expenses                  64.1 %    65.5 %    63.2 %    66.3 %       65.1 %
Commissions and Brokerage                   28.2      29.7      28.9      29.4         29.7
Other Underwriting Expenses                  8.9       7.8       9.2       8.2          8.3
                                         -------   -------   -------   -------      -------
Domestic Statutory Composite Ratio         101.2 %   103.0 %   101.3 %   103.9 %      103.1 %
                                         -------   -------   -------   -------      -------
Consolidated Statutory Composite Ratio     101.6 %   103.2 %   101.8 %   105.1 %      103.7 %
                                         =======   =======   =======   =======      =======

The domestic statutory composite ratio for the 1996 second quarter and six month period was 101.2% and 101.3%, respectively, compared to 103.0% and 103.9% for the 1995 second quarter and six month period, respectively. The six month domestic statutory composite ratio included minimal net property catastrophe claim activity, increasing the six month ratio by .9 percentage points. The 1995 six month ratio and full year domestic composite ratios were increased by 1.5 percentage points and .9 percentage points, respectively, as a result of the 1995 net property catastrophe claim activity.

The Company experienced net favorable claim development for the 1996 six month period which was principally attributable to casualty business written since 1985. This favorable development in casualty reflects the strength of the pricing assumptions underlying the business written, particularly with respect to the consideration given to social and economic inflation. The pricing assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed comparisons of expected to actual claims and claims expense development, inflation and other considerations. Such favorable development was partly offset by unfavorable experience on business written prior to 1986.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1996 second quarter and six months reflects a slight decrease compared to the 1995 second quarter and six month periods. This decrease is principally due to the effects of certain contractual provisions which adjust commission expense based upon claim experience, partially offset by increased commissions in pro rata contracts written in our specialty lines of business, which generally carry a higher commission rate.

Other underwriting expenses for the 1996 second quarter and six month period have increased as compared to the 1995 prior year periods, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure. However, the Company will continue to seek measures to contain underwriting expenses that are not central to its underwriting activities, and to better utilize its resources.

Investments

Cash and invested assets at June 30, 1996 and December 31, 1995 were approximately $1.8 billion, excluding net investment payables of $37.3 million and $50.5 million for 1996 and 1995, respectively.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Net investment income for the 1996 second quarter and six months was $25.6 million and $51.4 million, respectively, increases of 14.2% and 15.1% over the 1995 comparable periods. The increase is primarily attributed to our growth in invested assets, including the net proceeds of approximately $147 million related to the Company's public debt and equity offerings in November 1995. The Company's pretax investment yields for the 1996 second quarter and six month period were 5.7% and 5.8%, respectively, compared to 6.2% for both comparable periods last year. The after-tax investment yield for both the 1996 second quarter and six month periods, was 4.5%, compared to 4.8% for the comparable prior year periods.

Net investment gains, net of tax, for the 1996 second quarter and six month period were $.09 per share and $.42 per share, respectively, compared to net investment gains of $.17 per share and $.27 per share for the 1995 second quarter and six month period, respectively. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns. At June 30, 1996, our fixed maturity investments amounted to $1.6 billion, which approximates 86% of cash and invested assets; 97.4% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of June 30, 1996 the Company's investment portfolio had an average duration of 4.7 years.

The balance of the Company's investment portfolio at June 30, 1996, consisting of cash, short-term investments and equity securities, amounted to $267.4 million. As of June 30, 1996, the Company held $138.5 million in equity securities which represented 21.5% of statutory surplus and 7.4% of cash and invested assets.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income and dividends from NAC which are subject to statutory restrictions.

In November 1995, the Company issued $100 million principal amount of its 7.15% Notes due November 15, 2005, and raised approximately $49 million on the issuance of 1.53 million shares of Common Stock. The Company contributed substantially all of the net proceeds from the Company's debt and equity offering to NAC in late 1995.

The statutory surplus of the reinsurance subsidiary, NAC was $643.4 million at June 30, 1996 which ranks among the largest domestic reinsurers measured on this basis.

Consolidated stockholders' equity at June 30, 1996 totaled $505.5 million or $26.96 per share compared to $511.8 million or $26.65 per share at December 31, 1995. As a result of changes in market interest rates, the unrealized appreciation of investments, net of tax, was $9.9 million at June 30, 1996 compared to an unrealized appreciation of investments of $35.2 million at December 31, 1995, resulting in a decrease in stockholders' equity of $25.3 million or $1.32 per share.

Cash flow from operations was $67.4 million for the 1996 six month period, compared to $53.1 million for the 1995 prior year period. This increase in cash flow was principally due to increases in investment income and lower paid claims as compared to the 1995 six month period.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

In April 1996, the Company modified its existing $35 million revolving credit facility. The requirement for payment of outstanding balances beginning in June 1996 was replaced with a scheduled reduction of the credit facility beginning in July 1998 and ending July 2001. Outstanding borrowings at June 30, 1996 were $25.9 million, which were principally utilized to finance the Company's periodic repurchase of its Common Stock.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

On June 12, 1996, the Board of Directors of NAC Re Corp. approved a 20% increase in the regular quarterly cash dividend to $.06 per share and an increase in the Company's stock repurchase program by an additional 600,000 shares. During the first six months of 1996, the Company has repurchased approximately 532,000 shares of common stock, bringing the total repurchases since January 1988 to 2,669,000 shares. Approximately 562,000 shares remain outstanding for repurchase under this program.

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


- --------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 10, 1996. At such meeting Robert A. Belfer, Wendy J. Strothman and Herbert S. Winokur, Jr. were each reelected as a director for a term expiring in 1999 by an affirmative vote of 17,575,826 shares with 91,312 shares withheld.

An amendment to the NAC Re Corp. Partners' Restricted Stock Plan was adopted to increase the number of shares available for grant under such plan from 162,500 to 262,500. The amendment was adopted by the following vote:

         For                     Against                           Abstain
         ---                     -------                           -------
     15,908,546                 1,493,589                          265,003

Item 6.   Exhibits

(a)  Exhibit Index:


Exhibit                        Description                                Page
- ------- ------------------------------------------------------------      ----
 11-1   Statement Re: Computation of Primary Per Share Earnings            16

 11-2   Statement Re: Computation of Fully Diluted Per Share Earnings      17

 15     Letter Re: Unaudited Interim Financial Information                 18



(b) There were no reports filed on Form 8-K for the three months ended June 30, 1996.

      Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  NAC Re CORP.
                                  ------------
                                  (Registrant)





Date:       August 13, 1996              /s/ JEROME T. FADDEN
      --------------------------         -------------------------------------
                                         Jerome T. Fadden
                                         Vice President,
                                         Chief Financial Officer and Treasurer




Date:       August 13, 1996              /s/ RONALD L. BORNHUETTER
      --------------------------         -------------------------------------
                                         Ronald L. Bornhuetter
                                         Chairman of the Board, President
                                         and Chief Executive Officer