Form 10-Q
period 1996-09-30
NAC RE CORP
filed 1996-11-13
CIK 775542

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                    Not Applicable
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                 -----      ------
   There were 18,749,005 shares outstanding of the Registrant's Common Stock, $.10 par value, as of September 30, 1996.

                            NAC RE CORP. AND SUBSIDIARIES

                                  TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION                                  PAGE NO.

         Independent Accountants' Review Report                      3

         Consolidated Balance Sheet -
         September 30, 1996 and December 31, 1995                    4

         Consolidated Statement of Income - Three Months and
         Nine Months Ended September 30, 1996 and 1995               5

         Consolidated Statement of Stockholders' Equity -
         Nine Months Ended September 30, 1996 and 1995               6

         Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995               7

         Notes to Consolidated Financial Statements                  8

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations            9-13


PART II. OTHER INFORMATION

         Item 5.  Other Information                                  14

         Item 6.  Exhibits and Reports on Form 8-K                   14

         Signatures                                                  15

         Exhibit 11-1                                                16

         Exhibit 11-2                                                17

         Exhibit 15                                                  18

                        INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of September 30, 1996, and the related consolidated statement of income, for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




New York, New York                                         ERNST & YOUNG LLP
October 22, 1996

                            NAC RE CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    (In thousands)


                                                      (UNAUDITED)
                                                     SEPTEMBER 30, DECEMBER 31,
                                                          1996        1995
                                                      ---------- -----------


ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1996,
    $1,647,610; 1995, $1,551,848 )                   $1,656,278  $1,593,543
    Equity securities (cost: 1996, $134,400;
    1995, $114,818)                                     152,419     127,257
Short-term investments                                  113,655     132,406
                                                      ---------- -----------
     TOTAL INVESTMENTS                                1,922,352   1,853,206

Cash                                                      7,668      10,320
Accrued investment income                                27,523      26,955
Premiums receivable                                     192,104     154,974
Reinsurance recoverable balances, net                   303,624     257,136
Reinsurance recoverable on unearned premiums             20,643      28,111
Investment accounts receivable                            8,011          43
Deferred policy acquisition costs                        79,399      70,466
Excess of cost over net assets acquired                   3,735       4,011
Deferred tax asset, net                                  42,343      27,688
Other assets                                             54,752      29,221
                                                     ----------- -----------
     TOTAL ASSETS                                    $2,662,154  $2,462,131
                                                     =========== ===========

LIABILITIES
Claims and claims expenses                           $1,443,686  $1,292,415
Unearned premiums                                       251,774     230,738
8% Notes due 1999                                       100,000     100,000
7.15% Notes due 2005                                     99,932      99,927
5.25% Convertible Subordinated Debentures due 2002      100,000     100,000
Investment accounts payable                              45,330      50,580
Revolving credit agreement                               12,924      17,762
Other liabilities                                        80,110      58,953
                                                     ----------- -----------
     TOTAL LIABILITIES                                2,133,756   1,950,375
                                                     ----------- -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 90 shares of Series A Junior
     Participating Preferred Stock)                           -         -
Common stock, $.10 par value:
      25,000 shares authorized  (1996, 21,455;
     1995, 21,341 issued)                                 2,145       2,134
Additional paid-in capital                              248,708     246,356
Unrealized appreciation of investments, net of tax       17,347      35,187
Currency translation adjustments, net of tax              1,564       1,017
Retained earnings                                       319,678     269,660
Less treasury stock, at cost (1996, 2,706; 1995,
  2,137 shares)                                         (61,044)    (42,598)
                                                     ----------- -----------
     TOTAL STOCKHOLDERS' EQUITY                         528,398     511,756
                                                     ----------- -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,662,154  $2,462,131
                                                     =========== ===========


                    See Notes to Consolidated Financial Statements

                                                        NAC RE CORP. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF INCOME
                                                  (In thousands, except per share amounts)

                                                                (UNAUDITED)
                                          ----------------------------------------------------
                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                          -----------------------      -----------------------
                                             1996          1995         1996           1995
                                          ----------    ---------     ----------    ----------
PREMIUMS AND OTHER REVENUES
    Net premiums written                  $150,681      $145,466      $414,672      $382,689
    Increase in unearned premiums          (11,566)      (12,122)      (28,390)      (24,313)
                                          ----------    ---------     ----------    ----------
    Premiums earned                        139,115       133,344       386,282       358,376
    Net investment income                   26,140        22,270        77,499        66,907
    Net investment gains                     2,122         8,502        14,654        16,077
                                          ----------    ---------     ----------    ----------
    Total revenues                         167,377       164,116       478,435       441,360

OPERATING COSTS AND EXPENSES
    Claims and claims expenses              90,496        89,186       248,710       241,956
    Commissions and brokerage               37,281        37,431       105,790       101,592
    Acquisition and operating expenses      13,950        11,407        40,141        32,313
    Interest expense                         5,705         3,742        16,896        11,230
                                          ----------    ---------     ----------    ----------
    Total operating costs and expenses     147,432       141,766       411,537       387,091

INCOME
Operating income before income taxes        19,945        22,350        66,898        54,269
                                          ----------    ---------     ----------    ----------
    Federal and foreign income taxes:
        Current                              5,504         5,215        19,018        16,082
        Deferred                            (1,597)         (464)       (5,344)       (5,381)
                                          ----------    ---------     ----------    ----------
    Income tax expense (benefit)             3,907         4,751        13,674        10,701
                                           --------      --------       -------      --------
Operating income/net income                $16,038       $17,599       $53,224       $43,568
                                          ==========    =========     ==========    ==========

PER SHARE DATA
Primary:
    Average shares outstanding              19,151        18,038        19,321        17,942
                                          ==========    =========     ==========    ==========

    Operating income/net income              $0.84         $0.98         $2.75         $2.43
                                          ==========    =========     ==========    ==========


Fully Diluted (assuming conversion of
  dilutive convertible securities):
    Average shares outstanding              21,171        20,059        21,380        20,023
                                          ==========    =========     ==========    ==========

    Operating income/net income              $0.80         $0.92         $2.61         $2.31
                                          ==========    =========     ==========    ==========

Cash dividends declared per share            $0.06         $0.05         $0.17         $0.14
                                          ==========    =========     ==========    ==========


                                               See Notes to Consolidated Financial Statements

                            NAC RE CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (In thousands)

                                                       (UNAUDITED)
                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------

                                               1996            1995
                                            -----------      ---------
COMMON STOCK
     Balance at beginning of year               $2,134         $1,964
     Issuance of shares                             11             11
                                            -----------      ---------
          Balance at end of period              $2,145         $1,975
                                            ===========      =========


ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year             $246,356       $194,231
     Issuance of shares                          2,352          2,614
                                            -----------      ---------
          Balance at end of period            $248,708       $196,845
                                            ===========      =========


UNREALIZED  APPRECIATION  (DEPRECIATION)
   OF INVESTMENTS, NET OF TAX
     Balance at beginning of year              $35,187       $(46,030)
     Unrealized (depreciation) appreciation    (17,840)        65,768
                                            -----------      ---------
          Balance at end of period             $17,347        $19,738
                                            ===========      =========


CURRENCY TRANSLATION ADJUSTMENTS,  NET OF TAX
     Balance at beginning of year               $1,017         $1,059
     Translation adjustments                       547          1,224
                                            -----------      ---------
          Balance at end of period              $1,564         $2,283
                                            ===========      =========


RETAINED EARNINGS
     Balance at beginning of year             $269,660       $210,255
     Net income                                 53,224         43,568
     Dividends                                  (3,206)        (2,460)
                                            -----------      ---------
          Balance at end of period            $319,678       $251,363
                                            ===========      =========


TREASURY STOCK
     Balance at beginning of year             $(42,598)      $(42,394)
     Purchase of treasury shares               (18,446)          (160)
                                            -----------      ---------
          Balance at end of period            $(61,044)      $(42,554)
                                            ===========      =========


TOTAL STOCKHOLDERS' EQUITY
     Balance at beginning of year             $511,756       $319,085
     Issuance of shares                          2,363          2,625
     Unrealized (depreciation) appreciation    (17,840)        65,768
     Translation adjustments                       547          1,224
     Net income                                 53,224         43,568
     Dividends                                  (3,206)        (2,460)
     Purchase of treasury shares               (18,446)          (160)
                                            -----------      ---------
          Balance at end of period            $528,398       $429,650
                                            ===========      =========


                    See Notes to Consolidated Financial Statements

                            NAC RE CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)


                                                           (UNAUDITED)
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     1996           1995
                                                 ------------   ------------

OPERATING ACTIVITIES
  Net income                                        $53,224       $43,568
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Reserve for claims and claims expenses, net    118,489       111,201
     Unearned premiums, net                          28,394        24,433
     Premiums receivable                            (36,982)      (18,876)
     Accrued investment income                         (544)       (2,149)
     Reinsurance balances, net                      (21,346)         (980)
     Deferred policy acquisition costs               (8,912)       (7,223)
     Net investment gains                           (14,653)      (16,085)
     Deferred tax asset, net                         (5,530)       (5,362)
     Other liabilities                               20,670        (8,333)
     Other items, net                               (10,220)       (4,209)
                                                   ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           122,590       115,985
                                                   ---------      --------

INVESTING ACTIVITIES
  Sales of fixed maturity investments             1,066,265       967,927
  Maturities of fixed maturity investments           23,356        14,324
  Purchases of fixed maturity investments        (1,195,016)   (1,117,400)
  Net sales of short-term investments                19,055           583
  Sales of equity securities                         68,480        75,106
  Purchases of equity securities                    (79,414)      (53,174)
  Purchases of furniture and equipment               (3,594)       (1,531)
                                                   ---------      --------
NET CASH USED BY INVESTING ACTIVITIES              (100,868)     (114,165)
                                                   ---------      --------

FINANCING ACTIVITIES
  Issuance of shares                                  2,037         2,469
  Purchase of treasury shares                       (18,446)         (160)
  Cash dividends paid to stockholders                (3,039)       (2,278)
  Borrowings under revolving credit agreement         8,162           -
  Repayments under revolving credit agreement       (13,000)          -
                                                   ---------      --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    (24,286)           31
                                                   ---------      --------
Effects of exchange rate changes on cash                (88)          -
                                                   ---------      --------
(Decrease) increase in cash                          (2,652)        1,851
Cash - beginning of year                             10,320         9,624
                                                   ---------      --------
Cash - end of period                                 $7,668       $11,475
                                                   =========      ========


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

3.  RETROCESSION ACTIVITY

    The Company's balance sheet as of September 30, 1996 and December 31, 1995 reflects reinsurance recoverable balances as assets, the components of which are as follows (in thousands):

                                  REINSURANCE RECOVERABLE BALANCES, NET
                                   -------------------------------------------
                                     September 30, 1996    December 31, 1995
                                  -----------------------  ------------------
    Paid Claims                                 $13,567             $19,051
    Unpaid Claims and Claims Expenses           370,982             338,746
    Ceded Balances Payable                      (34,530)            (56,792)
    Funds Held Liability                        (46,395)            (43,869)
                                  -----------------------  ------------------
          Net                                  $303,624            $257,136
                                  =======================  ==================


    The effect of retrocessional activity on premiums written, premiums earned and claims and claims expenses is as follows (in thousands):


                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      -------------------   ------------------
                                       1996        1995       1996      1995
                                       --------    -------   --------  --------
    Ceded premiums written             $32,371    $41,171   $101,444  $120,982
    Ceded premiums earned              $35,348    $40,232   $108,912  $115,311
    Ceded claims and claims expenses   $25,101    $15,939    $70,932   $57,237

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

RESULTS OF OPERATIONS

Operating income, excluding investment gains, increased 21.2% to $14.6 million or $.76 per share for the quarter ended September 30, 1996, compared with $12.1 million or $.67 per share for the 1995 third quarter. Operating income, excluding investment gains, for the first nine months of 1996 increased 31.9% to $43.7 million or $2.26 per share, compared with $33.1 million or $1.85 per share for the comparable prior year period.

Net income, including investment gains, for the 1996 third quarter totaled $16 million or $.84 per share, compared to $17.6 million or $.98 per share. Net income for the first nine months of 1996 totaled $53.2 million or $2.75 per share, an increase of 22.2% over the 1995 nine month period. Included in net income per share were investment gains, net of tax, of $.08 and $.49 for the 1996 third quarter and nine month period, respectively, compared with $.31 and $.58 for the same prior year periods.

Net property catastrophe claim activity reported for the 1996 nine month period included $2.7 million which was principally related to the January 1996 winter storms. The 1995 nine month period included $5.0 million of net property catastrophe claim activity, including $2.8 million and $2.2 million from the domestic and international operations, respectively.

PREMIUM REVENUES

As shown in the table below, the Company's worldwide net premiums written for the 1996 third quarter and nine month period were $150.7 million and $414.7 million, respectively, an increase of 3.6% and 8.4% over the 1995 comparable periods.

                                                       (In millions)
                                                 THREE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------------------------------------------------
                                DOMESTIC                   INTERNATIONAL                  TOTAL
                         ---------------------         --------------------        -----------------
                           1996         1995           1996          1995          1996       1995
                         --------      --------         -------      -------       -------    -------
Net Premiums Written:
     Casualty             $87.3        $87.0             $4.9         $4.9         $92.2      $91.9
     Property              30.2         31.8              7.7          6.6          37.9       38.4
     Specialty/Other       20.6         15.2                -            -          20.6       15.2
                         --------      --------         -------      -------       -------    -------
Total                    $138.1       $134.0            $12.6        $11.5        $150.7     $145.5
                         ========      ========         =======      =======       =======    =======

                                                       (In millions)
                                              NINE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------------------------------------------------
                                DOMESTIC                     INTERNATIONAL                 TOTAL
                         ---------------------         --------------------        -----------------
                           1996         1995           1996          1995          1996       1995
                         --------      --------         -------      -------       -------    ------
Net Premiums Written:
     Casualty            $239.8       $224.8            $16.2        $14.5        $256.0     $239.3
     Property              91.7         84.5             24.1         19.6         115.8      104.1
     Specialty/Other       42.9         39.3                -            -          42.9       39.3
                         --------      --------         -------      -------       -------    ------
Total                    $374.4       $348.6            $40.3        $34.1        $414.7     $382.7
                         ========      ========         =======      =======       =======    ======


Domestic net premiums written for the 1996 third quarter and nine month period reflected an increase of 3.0% and 7.4%, respectively, over the comparable prior year periods. Reduced ceded premium charges for the 1996 nine month period continue to favorably impact the net premium growth across all profit centers. This reduction in ceded premiums is principally due to a more cost effective retrocessional program and a moderate increase in the Company's retention levels. Casualty net premiums written for the 1996 third quarter and nine month period increased .4% and 6.7%, respectively over the comparable prior year period. Property net premiums written declined 5.2% from the 1995 third quarter and increased 8.4% from the 1995 nine month period. The casualty and property growth for the nine month period stems from increased opportunities from our existing facultative and treaty clients. Net premiums written from our specialty lines, which consist of fidelity/surety, aviation and ocean marine business, increased 35.6% and 9.3% over the 1995 third quarter and nine month period, respectively.

NAC Reinsurance International Limited reported net premiums written of $12.6 million and $40.3 million for the 1996 third quarter and nine month period, respectively, an increase of 10.2% and 18.1%, respectively over the comparable 1995 periods. Casualty premiums were $4.9 million and $16.2 million for the 1996 third quarter and nine month period, respectively, compared to $4.9 million and $14.5 million for the same prior year periods. Property premiums for the 1996 third quarter and nine month period were $7.7 million and $24.1 million, respectively, compared to $6.6 million and $19.6 million for the 1995 prior year periods.

Ceded premiums written recorded for retrocessional agreements for the 1996 third quarter and nine month period were $32.4 million and $101.4 million, respectively, compared to $41.2 million and $121.0 million over the comparable prior year periods. As mentioned above, reduced ceded premium charges were primarily due to more cost effective retrocessional programs coupled with a moderate increase in the Company's retention levels. In 1996, the Company increased its maximum retention on any one claim for non-catastrophe losses, principally for the casualty lines, in consideration of the Company's increased size and financial capacity.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of our international subsidiary on a U.S. statutory basis:

                               THREE MONTHS         NINE MONTHS      YEAR
                                  ENDED                ENDED         ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,  DECEMBER 31,
                               ------------------------------------------------
                                1996      1995     1996    1995       1995
                               ------    -----    -----   -----      -----
Claims and Claims Expenses      65.2 %    66.3 %   63.9 %  66.3 %     65.1 %
Commissions and Brokerage       27.2      29.3     28.3    29.4       29.7
Other Underwriting Expenses      8.3       6.9      8.9     7.7        8.3
                               ------    -----    -----   -----      -----
Domestic Statutory Composite
  Ratio                        100.7 %   102.5 %  101.1 % 103.4 %    103.1 %
                               ======    =====    =====   =====      =====

Consolidated Statutory
  Composite Ratio              101.2 %   102.8 %  101.7 % 104.2 %    103.7 %
                               ======    =====    =====   =====      =====

The domestic statutory composite ratio for the 1996 third quarter and nine month period was 100.7% and 101.1%, respectively, compared to 102.5% and 103.4% for the 1995 third quarter and nine month period, respectively. The nine month domestic statutory composite ratio included minimal net property catastrophe claim activity, increasing the nine month ratio by .8 percentage points. The 1995 nine month ratio and full year domestic composite ratios were increased by
 .8 percentage points and .9 percentage points, respectively, as a result of the 1995 net property catastrophe claim activity.

The Company experienced net favorable claim development for the 1996 nine month period which was principally attributable to casualty business written since 1985. This favorable development in casualty reflects the strength of the pricing assumptions underlying the business written, particularly with respect to the consideration given to social and economic inflation. The pricing assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed comparisons of expected to actual claims and claims expense development, inflation and other considerations. Such favorable development was partly offset by unfavorable experience on business written prior to 1986.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1996 third quarter and nine months reflects a slight decrease compared to the 1995 third quarter and nine month period. This decrease is principally due to the effects of certain contractual provisions which adjust commission expense based upon claim experience, partially offset by increased commissions in pro rata contracts written in our specialty lines of business, which generally carry a higher commission rate.

Other underwriting expenses for the 1996 third quarter and nine month period have increased as compared to the 1995 prior year periods, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure. However, the Company will continue to seek measures to contain underwriting expenses that are not central to its underwriting activities, and to better utilize its resources.

INVESTMENTS

Cash and invested assets at September 30, 1996 and December 31, 1995 were approximately $1.9 billion and $1.8 billion, respectively, excluding net investment payables of $37.3 million and $50.5 million for the comparable prior year periods.

Net investment income for the 1996 third quarter and nine months was $26.1 million and $77.5 million, respectively, increases of 17.4% and 15.8% over the 1995 comparable periods. The increases are primarily attributed to our growth in invested assets, including the net proceeds of approximately $147 million related to the Company's public debt and equity offerings in November 1995. The Company's pretax investment yields for both the 1996 third quarter and nine month period were 5.7%, compared to 6.0% for both comparable periods last year. The after-tax investment yield for the 1996 third quarter and nine month periods, was 4.4% and 4.5%, respectively, compared to 4.6% and 4.7% for the comparable prior year periods.

Net investment gains, net of tax, for the 1996 third quarter and nine month period were $.08 per share and $.49 per share, respectively, compared to net investment gains of $.31 per share and $.58 per share for the 1995 third quarter and nine month period, respectively. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns.
At September 30, 1996, our fixed maturity investments amounted to $1.7 billion, which approximates 86% of cash and invested assets; 97.3% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of September 30, 1996 the Company's investment portfolio had an average duration of 4.7 years.

The balance of the Company's investment portfolio at September 30, 1996, consisting of cash, short-term investments and equity securities, amounted to $273.7 million. As of September 30, 1996, the Company held $152.4 million in equity securities which represented 23.5% of statutory surplus and 7.9% of cash and invested assets.

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

The statutory surplus of NAC was $649.2 million at September 30, 1996. NAC ranks among the largest domestic reinsurers measured on this basis.

Consolidated stockholders' equity at September 30, 1996 totaled $528.4 million or $28.18 per share compared to $511.8 million or $26.65 per share at December 31, 1995. As a result of changes in market interest rates, the unrealized appreciation of investments, net of tax, was $17.3 million at September 30, 1996 compared to $35.2 million at December 31, 1995, resulting in a decrease in stockholders' equity of $17.9 million or $.93 per share.

Cash flow from operations was $122.6 million for the 1996 nine month period, compared to $116.0 million for the 1995 prior year period.

In April 1996, the Company modified its existing $35 million revolving credit facility. The requirement for payment of outstanding balances beginning in September 1996 was replaced with a scheduled reduction of the credit facility beginning in July 1998 and ending July 2001. During the third quarter of 1996, the Company paid down $13 million of its outstanding borrowings. As a result, the outstanding borrowings at September 30, 1996 were $12.9 million, which were principally utilized to finance the Company's periodic repurchase of its Common Stock.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

The Company declared a quarterly cash dividend of $.06 per share for the 1996 third quarter. The regular quarterly cash dividend was increased to $.06 per share from $.05 per share in June 1996.

Since January 1, 1996, the Company has repurchased approximately 594,000 shares of common stock, bringing the total repurchases since January 1988 to 2,732,000 shares. Approximately 499,000 shares remain outstanding for repurchase under this program.

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

In 1993, the National Association of Insurance Commissioners (the "NAIC") adopted a model risk-based capital act intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for possible corrective action. The nature of any corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act applicable to property and casualty insurers and reinsurers has not yet been adopted in New York, NAC's domicile, it was enacted this year in California, NAC's commercial domicile. New York has issued a circular letter requiring the filing of risk-based capital reports by property and casualty insurers and reinsurers. In a related action, the NAIC adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic property and casualty insurance and reinsurance subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

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

                             PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On October 31, 1996, the Company announced that Nicholas M. Brown, Jr., has been named President, Chief Operating Officer and a Director of NAC Re Corp., and President and Chief Executive Officer of its wholly-owned subsidiary, NAC Reinsurance Corporation. In addition, Ronald L. Bornhuetter, Chairman of the Board and Chief Executive Officer of NAC Re Corp., agreed to a three-year extension of his employment contract, which will run through June 2000.

ITEM 6.   EXHIBITS

(a)  Exhibit Index:


 EXHIBIT                                      DESCRIPTION                  PAGE

    11-1   Statement Re: Computation of Primary Per Share Earnings          16

    11-2   Statement Re: Computation of Fully Diluted Per Share Earnings    17

     15    Letter Re: Unaudited Interim Financial Information               18



(b) There were no reports filed on Form 8-K for the three months ended September 30, 1996.

    Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NAC RE CORP.
                                     (Registrant)





Date:    November 12, 1996             JEROME T. FADDEN
      ------------------------         -------------------------------------
                                       Jerome T. Fadden
                                       Vice President,
                                       Chief Financial Officer and Treasurer




Date:    November 12, 1996             RONALD L. BORNHUETTER
      ------------------------         -------------------------------------
                                       Ronald L. Bornhuetter
                                       Chairman of the Board
                                       and Chief Executive Officer