Form 10-K
period 1996-12-31
NAC RE CORP
filed 1997-03-26
CIK 775542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                               -----------------
                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________________ TO
     ________________________
     COMMISSION FILE NUMBER 0-13891
                              -------------------
                                  NAC RE CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, par value $.10 per share                           New York Stock Exchange

            Preferred Stock Purchase Rights                               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on March 3, 1997 of the voting stock held by non-affiliates of the registrant was approximately $642 million.

    There were 18,463,493 shares outstanding of the Registrant's Common Stock, $.10 par value as of March 3, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1996 Annual Report to Shareholders, as indicated herein (Parts I and II).

(2) Proxy Statement involving the election of directors and other matters which the registrant intends to file with the Commission within 120 days after December 31, 1996 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         NAC RE CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                                    PAGE
      ITEM                                                                                                         NUMBER
-----------                                                                                                     -------------

                                                          PART I

        1.   Business.........................................................................................            1

        2.   Properties.......................................................................................           14

        3.   Legal Proceedings................................................................................           14

        4.   Submission of Matters to a Vote of Security Holders..............................................           14

                                                          PART II

        5.   Market for the Registrant's Common Stock and Related Stockholder Matters.........................           15

        6.   Selected Financial Data..........................................................................           15

        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............           15

        8.   Financial Statements and Supplementary Data......................................................           16

        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............           16

                                                         PART III

       10.   Directors and Executive Officers.................................................................           16

       11.   Executive Compensation...........................................................................           16

       12.   Security Ownership of Certain Beneficial Owners and Management...................................           16

       13.   Certain Relationships and Related Transactions...................................................           16

                                                          PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................           16

                                     PART I

ITEM 1. BUSINESS

HISTORY

    NAC Re Corp. ("NAC Re") is a Delaware corporation that was organized on June 27, 1985 for the purpose of holding all the outstanding shares of common stock of NAC Reinsurance Corporation ("NAC"), a property and casualty reinsurance operation. Based on industry data published by the Reinsurance Association of America ("RAA") as of December 31, 1996, NAC is the 9th largest reinsurance company in the United States, ranked by statutory surplus. NAC is the parent company of three subsidiaries: Greenwich Insurance Company, Indian Harbor Insurance Company and NAC Re International Holdings Limited. NAC Re and its subsidiaries are collectively referred to as the Company.

    NAC was incorporated in New York in 1929 and from 1939 until April 30, 1984, NAC was a wholly-owned subsidiary of CIT Financial Corporation ("CIT"). On April 30, 1984, CIT transferred ownership of NAC to RCA Corporation ("RCA"), the then parent corporation of CIT. On May 24, 1984, Kramer Capital Corporation ("KCC"), through Grey Eagle Enterprises, Inc., a Delaware corporation owned 95% by KCC and 5% by the former President and Chief Operating Officer of NAC, acquired NAC from RCA. After completion of a public offering in October 1985, KCC controlled approximately 51% of the Common Stock of NAC Re. On January 8, 1987, following the approval of their respective stockholders, KCC was merged into NAC Re. As a result of the merger, NAC Re became 100% publicly owned.

    NAC is licensed to write reinsurance in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. Prior to 1977, NAC wrote both primary insurance and reinsurance business for a variety of risks. Because of substantial losses incurred from such business, NAC discontinued writing any significant new insurance or reinsurance and was operated as a run-off company from 1977 to 1981. NAC's reserves, net of reinsurance recoverables, for business written prior to 1977, which includes aircraft and marine risks, general liability, medical, accountant's and attorney's malpractice, other professional risks and foreign risks, are approximately $37.1 million or less than 4% of total net claims and claims expense reserves as of December 31, 1996. Since 1982, NAC has been writing property and casualty reinsurance primarily on an excess of loss treaty basis.

    In 1990, NAC acquired Greenwich Insurance Company ("Greenwich"), formerly Harbor Insurance Company, from The Continental Corporation. All liabilities incurred before the acquisition date, including insurance obligations under expired as well as in-force business, remained with the previous owner and its affiliates. Greenwich is licensed in all 50 states and is utilized to write primary insurance.

    In 1992, NAC received regulatory authorization for a newly formed insurance subsidiary, Indian Harbor Insurance Company ("Indian Harbor"). As a surplus lines carrier, Indian Harbor is licensed in only its state of domicile, North Dakota, and expects to write primary business on a nonadmitted basis in selected states.

    In December 1993, NAC, through NAC Re International Holdings Limited, formed and received U.S. and U.K. regulatory authorization for a new reinsurance subsidiary, NAC Reinsurance International Limited ("NAC Re International"), based in London, England. NAC Re International, capitalized as of December 31, 1996 with approximately $135.1 million, primarily writes non-U.S. international property and casualty treaty and facultative reinsurance business.

GENERAL

    The Company, through NAC and its subsidiaries, is principally engaged in providing treaty and facultative reinsurance to primary insurers of casualty risks (principally general liability, professional liability, automobile and workers' compensation) and commercial and personal property risks (including fidelity/surety and ocean marine). In consideration for reinsuring risks, the Company receives premiums from the primary insurer. In many cases, the Company reinsures part of its risk with other reinsurers and pays a premium to such reinsurers.

    Reinsurance provides primary insurers with three principal benefits: reducing net exposure on individual risks, protecting against catastrophic losses and maintaining acceptable capital ratios. Retrocessions provide reinsurers with similar benefits. Reinsurance, including retrocessions, does not legally discharge the reinsured from its liability with respect to its obligations to the policyholder.

    The Company generally writes property and casualty treaty business through reinsurance brokers, facultative business on a direct basis (directly with the primary company), and fidelity/surety and ocean marine through reinsurance brokers and on a direct basis.

    Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring by the Company of a specified type or category of risks underwritten by the primary insurer. Typically, the primary insurer is required to cede the agreed type or category of risks to the Company and the Company is obligated to accept a specified portion of such risks. The Company determines whether to write particular treaties based on many factors, including the reinsured's risk management and underwriting practices. In treaty reinsurance, the reinsurer need not separately evaluate each of the individual risks assumed and, within prescribed parameters, is generally dependent on the underwriting decisions made by the primary insurer. Such dependence subjects the reinsurer to the risk that the primary insurer has not adequately determined the risk to be reinsured and, accordingly, the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance, including fidelity/surety business, constitutes approximately 79% of the Company's business.

    Facultative reinsurance is the reinsurance of individual risks; rather than an agreement to reinsure all or a portion of a class of risks, the reinsurer separately rates and underwrites each risk. A portion of the Company's facultative business is written on an "automatic" basis. Automatic facultative agreements provide coverage on a blanket basis for risks which would otherwise be reinsured on an individual basis. Eligible risks must be underwritten by the cedant in accordance with agreement guidelines, which are generally more restrictive than typical treaty arrangements. Traditionally, risks covered by facultative reinsurance are those excluded from coverage by treaty reinsurance.

    Approximately 61% of the Company's business in 1996 was written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. The balance of the Company's business is written on either a pro rata basis under which the Company assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class or on a primary insurance basis as discussed below.

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

    The amount of premium received by the reinsurer for reinsuring risks on a pro rata basis is generally based on the primary insurer's initial underwriting assumptions. Thus, if the primary insurer does not accurately estimate the ultimate losses to be incurred on the risks insured, the reinsurer may also incur an underwriting loss. Excess of loss reinsurance allows the flexibility to negotiate a premium based on the reinsurer's own estimate of the actual amount of losses to be incurred. However, as a practical matter, the rates charged by primary insurers and the policy terms of primary insurance agreements may affect the rates charged and the policy terms associated with reinsurance agreements.

    The Company also writes primary insurance business, which approximates 6% of total net premiums written, principally through Greenwich. The principle lines of primary business written include automobile, aviation, multiple peril and inland marine. The business is written principally through participation in underwriting pools and contractual relationships with managing general agents and general agents. The Company evaluates each business relationship based upon the underwriting experience and operational expertise of each distribution channel selected, and performs an analysis to evaluate financial security. The Company periodically performs underwriting, claims and operational audits of each pool and agency relationship.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's premium revenues.

COMPETITION

    The reinsurance business has been increasingly competitive since mid-1987, although not to the highly competitive levels which existed in 1984 and prior. The Company competes with numerous international and domestic reinsurance companies. These competitors, several of which have far greater financial and other resources, include independent reinsurance companies and subsidiaries or affiliates of established worldwide insurance companies. They also include the reinsurance departments of some primary insurance companies and underwriting syndicates in Lloyds.

    Competition in the types of reinsurance business in which the Company is engaged is based on many factors. These factors include perceived overall financial strength, size, premiums charged, limits capacity, A.M. Best's ("Best's") ratings (see Ratings discussion), services offered, underwriting expertise and quality of claims management. The number of jurisdictions in which a reinsurer is licensed to do business is also a factor. The Company believes that Best's "A+" rating and S&P's "AA-" rating of NAC and its subsidiaries, its nationwide licensing, its reputation for prompt claims payment and a high level of client service, together with its limits capacity and surplus size, put it in a favorable position to compete for new reinsurance opportunities and retain its existing client base.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of current market conditions.

REGULATION

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of the regulatory issues that impact the Company.

MARKETING

    The Company obtains substantially all of its treaty business through reinsurance brokers. The Company evaluates the financial condition of its reinsurance brokers on a regular basis. The Company generally pays brokers from 1% to 2.5% of premiums ceded on pro rata business, 5% on "working layer" excess of loss reinsurance (i.e., reinsurance attaching within the first $1 million of coverage), and 10% on "non-working layer" excess of loss reinsurance (i.e., reinsurance attaching at or above the $1 million layer). The reinsurance broker typically represents the primary insurer in negotiating and purchasing reinsurance. The Company's facultative reinsurance generally is written on a direct basis, with the exception of automatic agreements which may be written through reinsurance brokers.

    See Note 9 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of the Company's major clients.

UNDERWRITING

    Underwriting opportunities presented to the Company are evaluated based upon a number of factors, including the type and layer of risk to be assumed, actuarial evaluation of premium adequacy, the primary insurer's underwriting and claims experience, the primary insurer's financial condition and Best's rating, the Company's exposure and experience with the primary insurer and the line of business to be underwritten. The Company will also perform on-site underwriting reviews of the primary insurers where deemed necessary to determine the quality of a current or prospective client's underwriting operation.

CLAIMS

    Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies.

RESERVES

    The Company establishes reserves to provide for the ultimate settlement and administration of claims for losses, including both claims that have been reported to the Company and claims for losses that have occurred but have not been reported to the Company.

    The Company establishes reserves for reported claims when it first receives notice of the claim and changes the reserve as necessary. It is the Company's policy not to establish a reserve less than the reserve established by the primary insurer; in many cases, the Company sets up a reserve higher than the reserve established by the ceding company based on its evaluation of the claim. In the case of excess of loss reinsurance, reserves are established on a case by case basis by evaluating several factors. These factors include the type of claim involved, the circumstances surrounding such claim, the severity of injury or damage, the potential for ultimate exposure, the Company's experience with the primary insurer and the policy provisions relating to the type of claim. The Company regularly adjusts its reserves to reflect newly reported claims, inflation and other developments. The Company periodically conducts claims audits of its ceding companies to determine if the amount recommended by the primary insurer is insufficient and should be increased. Reserves for incurred but not reported (IBNR) claims are established on the basis of actuarial analysis of statistical loss information, which is utilized to project ultimate claims. Actuarial review of the Company's reserves is conducted quarterly by actuaries employed by the Company.

    Claims reserves are only estimates at a given point in time, based on facts and circumstances then known, of the amount the insurer or reinsurer expects to pay on claims. It is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise inasmuch as, among other things, they are based on predictions of future events and estimates of future trends in claim severity and frequency and other variable factors. As additional facts become known during the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim and, even then, the ultimate liability may exceed or be less than the revised estimates. The estimation of reserves for reinsurers, particularly those that have experienced recent substantial growth in premium revenues, such as the Company, is inherently more difficult than the reserve estimations of primary companies or reinsurers with a fairly stable volume of business and loss history.

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

    The Company's reserving process includes periodic evaluation of the potential impact on claim liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of asbestos and environmental claims.

    The Company establishes claims expense reserves to provide for the ultimate cost of investigating all claims, administering the claims payment process and defending lawsuits arising from claims. Such claims expense reserves represent estimates based on actual experience and historical data such as the ratio of claims expenses to claims paid and other currently available information. Claims expense reserves comprise "allocated expenses" (those directly attributable to the specific risk being covered) and "unallocated expenses" (those expenses not directly attributable to a given risk, such as overhead, administrative expenses and salary).

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

    A reconciliation of the difference between the reserves for claims and claims expenses determined in accordance with GAAP and those recorded for statutory reporting purposes is as follows:

                                                                                       (IN THOUSANDS)
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Domestic liability reported on a statutory basis, net of reinsurance....  $  1,036,227  $    914,045  $    795,569
International liability, net of reinsurance.............................        74,530        42,414        15,587
Difference in discount rate applied to workers' compensation case
  reserves, net.........................................................        (3,540)       (2,790)       (2,723)
Reinsurance recoverable.................................................       406,128       338,746       277,737
                                                                          ------------  ------------  ------------
Consolidated liability reported on a GAAP basis, gross of reinsurance...  $  1,513,345  $  1,292,415  $  1,086,170
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Note 3 of the Notes to the Consolidated Financial Statements of NAC Re provides a table which analyzes paid and unpaid claims and claims expenses and a reconciliation of beginning and ending reserve balances for the years ended December 31, 1996, 1995 and 1994. Included in such analysis is a discussion of certain factors which impact both current and prior year claims activity.

    The following table on page 7 represents the development of GAAP balance sheet reserves for 1986 through 1996. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including claims that had been incurred but not yet reported. The reserve for claims and claims expenses for 1988 and subsequent years is net of the 7% discount related to workers' compensation tabular reserves. The upper portion of the table shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The re-estimated reserve for each year reflects the 7% discount related to workers' compensation tabular reserves. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The table on page 8 represents the claim development of the gross balance sheet reserves for years 1992 through 1996.

    With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to claims settled in 1989, but incurred in 1986, will be included in the cumulative deficiency amount for years 1986, 1987 and 1988. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on these tables. For further discussion of reserve and retrocessional activity see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 5 of the Notes to the Consolidated Financial Statements of NAC Re.

               DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES
                        NET OF REINSURANCE RECOVERABLES
                                 (IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                              1986  1987  1988  1989  1990  1991  1992  1993  1994  1995   1996
                                                              ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ------
RESERVE FOR CLAIMS AND CLAIMS EXPENSES, NET OF REINSURANCE
  RECOVERABLES..............................................  $118  $201  $292* $388  $469  $529  $626  $697  $808  $954  $1,107
RESERVE RE-ESTIMATED AS OF:
  One year later............................................   124   209*  293   384   460   494   602   653   788   921
  Two years later...........................................   138*  214   289   376   427   464   548   648   755
  Three years later.........................................   150   214   281   350   407   423   549   630
  Four years later..........................................   155   213   258   336   379   424   531
  Five years later..........................................   160   199   253   321   392   417
  Six years later...........................................   159   203   245   331   391
  Seven years later.........................................   169   199   265   336
  Eight years later.........................................   171   226   273
  Nine years later..........................................   200   234
  Ten years later...........................................   208
CUMULATIVE REDUNDANCY (DEFICIENCY)..........................   (90)  (33)   19    52    78   112    95    67    53    33
PERCENTAGE..................................................   (76%)  (16%)    7%   13%   17%   21%   15%   10%    7%    3%

CUMULATIVE AMOUNT OF LIABILITY PAID, NET OF REINSURANCE
  RECOVERABLES, PAID THROUGH:
  One year later............................................  $ 19  $ 23  $ 34  $ 60  $ 81  $ 65  $104  $119  $140  $146
  Two years later...........................................    35    48    73   109   126   116   173   207   233
  Three years later.........................................    50    72   102   134   166   158   229   258
  Four years later..........................................    68    91   117   161   197   199   261
  Five years later..........................................    83   101   133   179   226   220
  Six years later...........................................    89   112   148   200   244
  Seven years later.........................................    96   125   163   213
  Eight years later.........................................   108   137   174
  Nine years later..........................................   119   148
  Ten years later...........................................   130

------------------------

* The reserve for claims and claims expense, net of reinsurance recoverables for 1988 and subsequent years is net of the 7% discount related to certain workers' compensation case reserves. The re-estimated reserve for each year includes the discount effect.

               DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES
                       GROSS OF REINSURANCE RECOVERABLES
                                 (IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------------
                                                                         1992       1993       1994       1995       1996
                                                                       ---------  ---------  ---------  ---------  ---------
GROSS RESERVE FOR CLAIMS AND CLAIMS EXPENSES:........................  $     808  $     909  $   1,086  $   1,292  $   1,513
Reserve re-estimated as of:
  One year later.....................................................        798        873      1,097      1,280
  Two years later....................................................        755        882      1,093
  Three years later..................................................        773        888
  Four years later...................................................        774
CUMULATIVE REDUNDANCY (DEFICIENCY)...................................         34         21         (7)        12
PERCENTAGE...........................................................          4%         2%        (1%)         1%

RETROCESSION AGREEMENTS

    Reinsurance companies enter into retrocession arrangements to increase aggregate premium capacity and to reduce the risk of loss on reinsurance underwritten. Historically, the Company has obtained reinsurance for itself primarily through excess of loss reinsurance agreements. The Company has also obtained reinsurance protection against liability on a single event arising from several different treaty obligations, and reinsurance protection against liability arising from related losses involving more than one reinsured or contract. The Company's retrocession agreements are generally structured on a treaty basis, and cover both its treaty and facultative business. The Company has occasionally purchased specific retrocessional protections for certain business that may be specifically excluded from its retrocessional agreements.

    The Company retrocedes its risks to other reinsurers both through reinsurance brokers and on a direct basis. The retrocession of risks underwritten by the Company does not legally discharge the Company from liability for any part of the risk reinsured. The Company would be required to absorb the full amount of the loss associated with the reinsured risk if the retrocessionnaire were unable to or failed to meet its reinsurance obligations for any reason. The Company evaluates the financial condition of retrocessionnaires prior to the commencement of underwriting activities and at least annually thereafter. The Company utilizes financial guidelines to assess the retrocessionnaires' ability to satisfy future claim obligations. The Company's retrocessionnaires are subject to periodic evaluation to ensure that there have been no significant adverse changes in their financial condition.

    In the case of retrocessionnaires that are unable to meet their obligation under the retrocessional agreement or do not satisfy the Company's financial guidelines, a reserve for actual and potential non-recovery is established, which includes a provision for paid and unpaid claims and claims expenses, inclusive of IBNR claims. The reserve for non-recoveries is continually reviewed and updated to reflect current activity and developments. The Company evaluates its exposure to reinsurance recoveries after considering the extent to which it has collateralized the retrocessionnaires' balances by letters of credit, trust accounts or funds withheld.

    At December 31, 1996, the Company had reinsurance recoverables, exclusive of available offsets, in the form of letters of credit, trust accounts and funds withheld, totaling $441.9 million, with approximately 178 domestic and 116 foreign retrocessionnaires. Of that amount, approximately 41% or $180 million was due from one retrocessionnaire, Hannover Ruckversicherungs AG (80%), and its affiliate, E&S Ruckversicherungs AG (20%), both of which are rated "AA+" by Standard & Poor's. Such amounts are fully collateralized by either ceded balances payable, funds withheld or letters of credit. No other amounts recoverable from a single entity or group of entities exceeded 10% of stockholders' equity as of December 31, 1996.

    The Company re-evaluates its retrocessional requirements in relation to many factors, including its surplus capacity, gross line capacity (amount of risk of loss assumed on any one contract) and changing market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's ceded premium charges.

    The following discussion outlines the Company's maximum gross lines and net retentions for the years indicated.

1997

    The following table summarizes the Company's expected maximum gross lines, initial and maximum retentions on any one claim for 1997:

                                                                                               (IN MILLIONS)
                                                                                    GROSS         INITIAL       MAXIMUM
                                                                                    LINE         RETENTION     RETENTION
                                                                                  ---------      ----------  -------------
Casualty Treaty and Casualty Facultative Automatics.............................  $     7.5(1)   $     5.0    $      5.0
Casualty Facultative (2)........................................................  $     7.5      $     3.0    $      3.0
Property Treaty.................................................................  $     7.5(1)   $     3.0    $      3.9
Property Facultative............................................................  $   100.0      $     3.0    $      3.0
Surety..........................................................................  $    20.0      $     2.0    $      4.0

------------------------

(1) The Company has reinsurance protection which provides additional per risk or per occurrence protection in excess of its $7.5 million gross line.

(2) Individual risk only.

    The Company's 1997 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

    PROPERTY--Property business is protected by a series of retrocessional agreements which provide protection for 100% of $115 million in excess of $5 million on a first and second event.

    Certain of the Company's retrocessional protection are available only if industry-wide claims exceed certain minimum levels. For 1997, the Company expects to obtain $115 million of catastrophe protection, of which $25 million of protection in excess of the first $55 million of protection, is available only if industry-wide claims exceed certain minimum levels. The table displayed below identifies the Company's net retention assuming gross claim activity subject to property catastrophe protection of $115 million. The Company has in place aggregate excess of loss protections that could provide additional recoveries.

                                                                                          (IN MILLIONS)
                                                                       COMPANY       INITIAL                       COMPANY
                           INDUSTRY-WIDE                                GROSS        COMPANY      CATASTROPHE      MAXIMUM
                              CLAIMS                                   CLAIMS       RETENTION     PROTECTION      RETENTION
-------------------------------------------------------------------  -----------  -------------  -------------  -------------
(1) Less than $7.5 billion.........................................   $     120     $       5      $      90      $      30
(2) $7.5 billion to $10 billion....................................   $     120     $       5      $     100      $      20
(3) $10 billion to $14.9 billion...................................   $     120     $       5      $     110      $      10
(4) Greater than $14.9 billion.....................................   $     120     $       5      $     115      $       5

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

    In recognition of the Company's enhanced surplus position and financial capacity, as well as the continued positive contribution of business written since 1986, the Company has reached agreements to terminate two retrocessional programs effective January 1, 1997. As a result, the Company expects to receive total consideration of approximately $220 million representing reinsurance recoverable balances for unpaid claims and claims expenses. The termination of these programs will result in an increase in net retention levels for the years 1996 and prior. Particularly as the casualty book of business matures, the increase in net retentions for these years may result in increased volatility in future years to the extent the actual frequency and severity of claims differs from management's current estimates. The Company believes its exposure to such volatility is within acceptable levels. Refer to the following tables and discussion for the impact of the termination on the Company's 1996 and 1995 retrocessional programs.

1996

    The following table summarizes the Company's maximum gross lines, initial and maximum retention on any one claim for 1996:

                                                                                    (IN MILLIONS)
                                                                       INITIAL RETENTION                MAXIMUM RETENTION
                                                                --------------------------------  ------------------------------
                                                       GROSS        BEFORE            AFTER           BEFORE
                                                       LINE       TERMINATION      TERMINATION      TERMINATION        AFTER
                                                     ---------  ---------------  ---------------  ---------------  -------------
Casualty Treaty and Casualty Facultative...........  $     7.5     $     2.0        $     7.5        $     5.0       $     7.5
Property Treaty....................................  $     7.5     $     2.0        $     7.5        $     4.0       $     7.5
Property Facultative...............................  $    75.0     $     2.0        $     5.0        $     3.7       $     5.0
Surety.............................................  $    20.0     $     2.0        $     7.5        $     4.0       $    12.5

    The Company's 1996 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

    PROPERTY--Property business is protected by a series of reinsurance agreements which provide protection for 100% of $120 million in excess of $5 million on a first and second event. Certain of the Company's retrocessional protection is available only if industry-wide claims exceed certain minimum levels. Within the Company's $120 million of catastrophe protection, $30 million of coverage, in excess of the first $60 million of coverage, is available only if industry-wide claims exceed certain minimum levels. As a result of the termination of the retrocessional programs, the protection has been reduced by $10 million, increasing the Company's initial and maximum retentions to $10 million and $15 million, respectively. This coverage was not subject to an industry-wide claims minimum. The Company is unaware of any property catastrophe claim in excess of $5 million that would initiate this coverage.

    WORKERS' COMPENSATION--100% of $195 million in excess of a $5 million retention for any one occurrence. This protection was not affected by the termination of the retrocessional programs.

    CASUALTY CONTINGENCY COVER--100% of $25 million in excess of $5 million for any one occurrence. As a result of the termination of the retrocessional programs, the protection has been reduced by $10.8 million, increasing the Company's initial and maximum retentions to $7.5 million and $15.8 million, respectively. However, the maximum retention could exceed these retention levels should the net loss from any one insured or reinsured exceed the casualty contingency agreements' maximum net retention warranty. The maximum net retention warranty for 1996 was $5 million for treaty and facultative automatics and $3.7 million for individual risk facultative certificates.

1995

    The following table summarizes the Company's maximum gross lines, initial and maximum retentions on any one claim for 1995:

                                                                                 (IN MILLIONS)
                                                                      INITIAL RETENTION                MAXIMUM RETENTION
                                                               --------------------------------  ------------------------------
                                                    GROSS          BEFORE            AFTER           BEFORE           AFTER
                                                    LINE         TERMINATION      TERMINATION      TERMINATION     TERMINATION
                                                -------------  ---------------  ---------------  ---------------  -------------
Property/Casualty Treaty and Casualty
  Facultative.................................    $     7.5       $     1.0        $     7.5        $     3.9       $     7.5
Property Facultative..........................    $    50.0       $     1.0        $     5.0        $     3.3       $     7.0
Surety........................................    $    20.0       $     2.0        $     7.5        $     3.9       $    13.0

    The Company's 1995 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

    PROPERTY--Property business is protected by a series of reinsurance agreements which provide protection for 100% of $85 million in excess of $5 million on a first and second event. Certain of the Company's retrocessional protection is available only if industry-wide claims exceed certain minimum levels. Within the Company's $85 million of catastrophe protection, $20 million of coverage, in excess of the first $45 million of coverage, is available only if industry-wide claims exceed certain minimum levels. As a result of the termination of the retrocessional programs, the protection has been reduced by $20 million, increasing the Company's initial and maximum retentions to $10 million and $25 million, respectively. This coverage was not subject to an industry-wide claims minimum. The Company is unaware of any property catastrophe claim in excess of $5 million that would initiate this coverage.

    WORKERS' COMPENSATION--100% of $145 million in excess of a $5 million retention for any one occurrence. This protection was not affected by the termination of the retrocessional programs.

    CASUALTY CONTINGENCY COVER--100% of $15 million in excess of $5 million for any one occurrence. As a result of the termination of the retrocessional programs, the protection has been reduced by $11.3 million, increasing the Company's initial and maximum retentions to $7.5 million and $16.3 million, respectively. However, the maximum retention could exceed these retention levels should the net loss from any one insured or reinsured exceed the casualty contingency agreements' maximum net retention warranty. The maximum net retention warranty for 1995 was $3.3 million

INVESTMENTS

    The Finance and Investment Committee (the "Committee") of NAC Re's Board of Directors is responsible for establishing investment policy and guidelines and for overseeing their execution. The Company utilizes independent investment advisors to manage its investment portfolio within the established guidelines. These advisors are required to report investment transaction activities and portfolio results on a periodic basis and to meet periodically to review and discuss portfolio structure, security selection and performance results with the Committee.

    The investment strategy, established by the Committee and management, focuses on capital preservation and income predictability. Accordingly, the Company emphasizes investment grade fixed maturity securities. For statutory accounting purposes, investment grade securities are recorded at amortized cost and, therefore, statutory surplus is not impacted by fluctuations in their market value. For GAAP reporting purposes, all of the Company's fixed maturities and equity securities are categorized as available for sale and are recorded at their fair value. Periodic changes in fair value are recorded directly in the Company's stockholders' equity, net of applicable deferred taxes.

    A summary of the Company's investment portfolio as of December 31, 1996 and 1995 is set forth below:

                                                                                      (IN THOUSANDS)
                                                                                       DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                             1996                       1995
                                                                   -------------------------  -------------------------
                                                                     CARRYING       % OF        CARRYING       % OF
                                                                      VALUE       PORTFOLIO      VALUE       PORTFOLIO
                                                                   ------------  -----------  ------------  -----------
Cash and short-term..............................................  $    100,746         5.1%  $    142,726         7.7%
                                                                   ------------       -----   ------------       -----
Fixed maturities:
  U.S. Treasury..................................................        70,608         3.6        119,430         6.4
  Tax-exempt.....................................................       848,390        42.8        742,807        39.9
  Foreign Government.............................................       161,988         8.1        146,217         7.8
  Corporate......................................................       376,826        19.0        348,341        18.7
  Mortgage-backed................................................       189,748         9.6        174,812         9.4
  Subordinated convertibles......................................        55,977         2.8         61,936         3.3
                                                                   ------------       -----   ------------       -----
  Subtotal.......................................................     1,703,537        85.9      1,593,543        85.5
                                                                   ------------       -----   ------------       -----
Equity securities................................................       179,619         9.0        127,257         6.8
                                                                   ------------       -----   ------------       -----
  Total..........................................................  $  1,983,902       100.0%  $  1,863,526       100.0%
                                                                   ------------       -----   ------------       -----
                                                                   ------------       -----   ------------       -----

    Guidelines established by the Committee restrict the portion of the portfolio that can be held in lower rated or non-investment grade securities. Consistent with the Company's focus on asset quality, at December 31, 1996, approximately 98% of the Company's fixed maturity investments were considered "investment grade" by Moody's Investor Services, Inc. ("Moody's") or Standard and Poor's ("S&P").

    The guidelines also address portfolio diversification by establishing certain restrictions regarding the portion of the investment portfolio that can be invested in a particular security, issuer, an industry sector or, in the case of tax-exempt securities, in a state or municipality. Such restrictions do not apply to investments in direct or indirect obligations of the U.S. Government (i.e., US Treasury and GNMA Securities), which comprised 3.7% of the Company's cash and invested assets at December 31, 1996.

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

    The portfolio guidelines permit the purchase of certain securities which derive their values or their contractually required cash flows from other securities, such as mortgage-backed securities, where the underlying collateral is a pool of residential or commercial real estate mortgages. These securities are generally considered to have high credit quality since they are either government or quasi-government agency-backed or are equivalent to a "AAA" rating. The risks associated with mortgage-backed securities are interest rate risk (as with all fixed-rate securities) and prepayment risk or extension risk which may result in a decline in the expected return and/or value of the security. Prepayment or extension of principal payments occur and can be exacerbated depending upon the level of interest rates in the marketplace. Mortgage-backed securities in the Company's investment portfolio total $189.7 million at December 31, 1996, of which 83.6% are collateralized mortgage obligations (CMO's) which generally reduce the uncertainty concerning the maturity of a mortgage-backed security.

    The guidelines also permit NAC Re International to purchase foreign exchange contracts for the sole purpose of hedging the subsidiary's exposure to a particular currency. As of December 31, 1996, NAC Re International held such a hedge due to the establishment of a fully operational branch office located in Australia. The Company does not expect this hedge to have a material impact on the consolidated results.

    While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposure by balancing the duration of the assets in the investment portfolio with the duration of reinsurance liabilities. Consistent with the payment profile of the Company's claim reserve liabilities, and based upon the expected maturity of fixed maturity investments as of December 31, 1996, the Company's fixed maturity investments which include mortgage-backed securities but excludes convertible securities, had an expected average maturity of 6.6 years, as displayed in the table below:

                                                                         (IN THOUSANDS)
                                                                        DECEMBER 31, 1996
                                                                 -------------------------------
EXPECTED MATURITY OF FIXED MATURITY INVESTMENTS                  CARRYING VALUE  % OF PORTFOLIO
---------------------------------------------------------------  --------------  ---------------
Less than 1 year...............................................   $     34,263            2.0%
1-5 years......................................................        751,795           44.1
6-10 years.....................................................        704,348           41.4
11-15 years....................................................         92,606            5.4
16-20 years....................................................         19,961            1.2
More than 20 years.............................................         44,587            2.6
                                                                 --------------         -----
Subtotal.......................................................      1,647,560           96.7
Convertibles...................................................         55,977            3.3
                                                                 --------------         -----
    Total......................................................   $  1,703,537          100.0%
                                                                 --------------         -----
                                                                 --------------         -----

    The balance of the Company's investment portfolio at December 31, 1996, consisting of cash, short-term investments and equity securities, amounted to $280.4 million. The Company's equity investment strategy is designed to build a quality equity portfolio. As of December 31, 1996, the Company held $179.6 million or 9% of cash and invested assets in equity securities, representing 27% of statutory surplus. The Company does not hold any direct investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's investing activities and results.

RATINGS

    NAC, Greenwich, Indian Harbor and NAC Re International, comprising the NAC Re group of companies, have been assigned an "A+" (Superior) rating as determined by A.M. Best Company, and published in A.M. Best Rating Service, Property/Casualty Edition. An "A+", which is Best's second highest rating, is assigned to companies which have demonstrated superior overall performance when compared to established standards. Such companies are considered by Best to have demonstrated a very strong ability to meet their obligations to policyholders over a long period of time.

    NAC and its domestic subsidiaries, as well as NAC Re International, have been assigned a "AA-" claims-paying rating from S&P, which is S&P's fourth highest rating. A "AA-" is assigned to insurers that offer excellent financial security. The Company's capacity to meet policyholder obligations is considered strong under a variety of economic and underwriting conditions. NAC Re International is supported by a Net Worth Maintenance Agreement with NAC pursuant to which NAC has agreed to provide certain specified financial support to NAC Re International in meeting its regulatory standards and liquidity needs, subject to regulatory requirements on NAC.

    Both the Best rating and S&P claims-paying rating are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance or reinsurance company.

    NAC Re debt instruments have the following investment grade ratings from S&P and Moody's:

                                                                                                   S&P       MOODY'S
                                                                                                ---------  -----------
$100 Million 8% Senior Notes due 1999.........................................................  A-               Baa2
$100 Million 7.15% Senior Notes due 2005......................................................  A-               Baa2
$100 Million 5.25% Convertible Subordinated Debentures due 2002...............................  BBB+             Baa3

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

    All of the above-mentioned ratings are continually monitored and readjusted by each of the rating agencies. While the Company believes that it will maintain and could possibly improve its ratings over time, there is no assurance that it will continue to receive these favorable ratings in the future.

EMPLOYEES

    At December 31, 1996, the Company had 296 full-time employees, including 37 employees relating to the Company's U.K. operation. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company leases its present corporate and administrative offices in a building located in Greenwich, Connecticut. The Company also has operating leases for office space at regional branch locations and its international subsidiary. See Note 6 of Notes to the Consolidated Financial Statements of NAC Re for a schedule on future minimum rentals related to the Company's operating leases.

ITEM 3. LEGAL PROCEEDINGS

    NAC and Greenwich are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the litigations to which NAC or Greenwich is a party will have a material effect on the Company's financial condition. NAC has been fully indemnified by The Continental Corporation for any losses incurred by Greenwich from events occurring prior to NAC's acquisition of Greenwich.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

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

                                                                                  THREE MONTHS ENDED
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                   1996         1996          1996           1996
                                                                -----------  -----------  -------------  -------------
        High..................................................   $   36.25    $   33.88     $   40.63      $   37.63
        Low...................................................   $   31.75    $   28.50     $   30.25      $   32.63
        Close.................................................   $   32.63    $   33.50     $   36.00      $   33.88

                                                                                  THREE MONTHS ENDED
                                                                ------------------------------------------------------
                                                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                                   1995         1995          1995           1995
                                                                -----------  -----------  -------------  -------------
        High..................................................   $   34.00    $   35.25     $   39.00      $   38.38
        Low...................................................   $   28.25    $   28.50     $   30.63      $   31.63
        Close.................................................   $   30.25    $   31.13     $   36.25      $   36.00

STOCKHOLDERS

    There were 379 holders of record of shares of Common Stock as of March 3, 1997, of which 97% were held by Cede & Company as nominee for an unknown number of beneficial stockholders.

DIVIDENDS

    The Company declared a quarterly cash dividend of $.04 per share for March 1995 and increased this to $.05 per share for June 1995 through March 1996. In June 1996, the Company increased its quarterly dividend to $.06 per share. The Company considers increasing the dividend on its Common Stock from time to time. There is presently no intention to decrease the cash dividend in the foreseeable future. Future dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition, its capital requirements, general business conditions and the ability of NAC to pay dividends to NAC Re.

    For a description of restrictions on NAC's ability to pay dividends, reference is made to Note 10 of Notes to the Consolidated Financial Statements of NAC Re.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included in the "Eleven Year Financial Summary" on pages 30 through 31 of NAC Re's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 29 of NAC Re's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of NAC Re and its subsidiary companies, included on pages 32 through 60 of NAC Re's 1996 Annual Report to Shareholders, are incorporated herein by reference:

    --Consolidated Balance Sheet at December 31, 1996 and 1995.

    --Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994.

    -- Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 1996, 1995 and 1994.

    --Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

    --Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Incorporated by reference to the caption "Directors and Executive Officers" in the definitive proxy statement involving the election of directors and other matters (the "Proxy Statement") which NAC Re intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996.

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

EXHIBITS

    The exhibits listed on the Index to Exhibits set forth below are filed as part of this report.

EXHIBIT NO.
-------------

       (3)            --  Articles of incorporation and bylaws:

         3.1          --  Restated Certificate of Incorporation of NAC Re incorporated herein by reference to Exhibit
                          3.1 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1990

         3.2          --  Bylaws of NAC Re as amended through June 9, 1988 incorporated herein by reference to Exhibit
                          3.2 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1988 (the
                          "1988 10-K")

       (4)            --  Instruments defining rights of security holders, including indentures:

         4.1          --  Rights Agreement dated as of June 9, 1988 by and between NAC Re Corporation and American
                          Stock Transfer and Trust Company (the "Rights Agreement") incorporated herein by reference to
                          Exhibit A to the Current Report on Form 8-K filed June 24, 1988

         4.2          --  First Amendment to the Rights Agreement dated as of March 28, 1990 incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed April 2, 1990

         4.3          --  Second Amendment to the Rights Agreement dated as of September 13, 1990 incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed September 21, 1990

      (10)            --  Material contracts:

        10.1          --  Lease of NAC Re's corporate and administrative offices in Greenwich, CT incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December
                          31, 1985

        10.2          --  Form of Sublease between NAC Re and NAC incorporated herein by reference to Exhibit 10.16 to the Joint Proxy Statement/Prospectus on Form S-4 (No. 33-8836) of NAC Re and KCC

       *10.3          --  Amended 1985 Stock Option Plan of NAC Re incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (No.2-99952)

       *10.4          --  1986 Incentive and Non-qualified Stock Option Plan of NAC Re incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (No. 33-5198)

       *10.5          --  NAC Re Corp. 1989 Stock Option Plan incorporated herein by reference to Exhibit 4.2 to the
                          Registration Statement on Form S-8 (No. 33-27745)

       *10.6          --  NAC Re Corp. 1993 Stock Option Plan incorporated herein by reference to Exhibit A to the definitive Proxy Statement filed with the Securities and Exchange Commission on March 26,
                          1993 ("1993 Proxy Statement")

       *10.7          --  Amended and Restated NAC Re Corp. Directors' Stock Option Plan incorporated herein by reference to Exhibit B to the 1993 Proxy Statement

       *10.8          --  Amended and Restated NAC Re Corp. Benefits Equalization Plan incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1993 (the
                          "1993 10-K")

       *10.9          --  Amended and Restated NAC Re Corp. Excess Benefit Savings Plan incorporated herein by reference to Exhibit 10.9 to the 1993 10-K

       *10.10         --  Form of Severance Contract between NAC Re Corp. and the executive officers of NAC Re incorporated herein by reference to Exhibit 10.23 to the 1988 10-K

EXHIBIT NO.
-------------
       *10.11         --  NAC Re Corp. Amended and Restated Annual Incentive Plan incorporated herein by reference to
                          Exhibit 10.17 to the Annual Report on Form 10-K of NAC Re for the year ended December 31,
                          1991 (the "1991 10-K")

       *10.12         --  NAC Re Corp. Long-term Incentive Plan incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1994 (the "1994
                          10-K")

       *10.13         --  Employment contract with Ronald L. Bornhuetter dated as of March 4, 1992 incorporated herein by reference to Exhibit 10.19 to the 1991 10-K

       *10.14         --  Trust Agreement, dated as of July 1, 1989, between NAC Re and Marine Midland Bank, N.A.
                          relating to supplemental pension benefits for Ronald L. Bornhuetter incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of NAC Re for the year ended
                          December 31, 1989 (the "1989 10-K")

       *10.15         --  NAC Re Corp. Directors' Deferred Compensation Agreement incorporated herein by reference to
                          Exhibit 10.20 to the 1989 10-K

       *10.16         --  Consulting Agreement with Michael G. Fitt effective as of March 1, 1995 incorporated herein by reference to the 1994 10-K

       *10.17         --  Employment contract with Ronald L. Bornhuetter dated as of October 30, 1996

       *10.18         --  Employment contract with Nicholas M. Brown, Jr., dated as of October 30, 1996

       *10.19         --  Form of Employment contract with Executive Vice Presidents dated as of October 30, 1996

      (11)            --  Statement regarding computation of per share earnings

      (12)            --  Statement regarding computation of ratios

      (13)            --  NAC Re's 1996 Annual Report to Shareholders only those portions thereof which are expressly incorporated by reference in NAC Re's Annual Report on Form 10-K for 1996, are "filed" as part of this Annual Report on Form 10-K

      (21)            --  Subsidiaries of the registrant incorporated herein by reference to Exhibit 21 to the 1993
                          10-K

      (23)            --  Consents of experts and counsel

      (24)            --  Powers of attorney

      (27)            --  Financial Data Schedule

------------------------

*   Executive Compensation Plans or Arrangements

REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 1996.

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

                                                 NAC RE CORP.
                                                 (Registrant)

                                By              /s/ JEROME T. FADDEN
                                     -----------------------------------------
                                                  Jerome T. Fadden
                                          VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND TREASURER

Dated: March 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    RONALD L. BORNHUETTER*      Director, Chairman and
------------------------------    Chief Executive Officer      March 25, 1997
    RONALD L. BORNHUETTER
   NICHOLAS M. BROWN, JR.*      Director, President and
------------------------------    Chief Operating Officer      March 25, 1997
    NICHOLAS M. BROWN, JR.
      ROBERT A. BELFER*         Director
------------------------------                                 March 25, 1997
       ROBERT A. BELFER
      JOHN P. BIRKELUND*        Director
------------------------------                                 March 25, 1997
      JOHN P. BIRKELUND
      C. W. CARSON, JR.*        Director
------------------------------                                 March 25, 1997
      C. W. CARSON, JR.
        TODD G. COLE*           Director
------------------------------                                 March 25, 1997
         TODD G. COLE
       MICHAEL G. FITT*         Director
------------------------------                                 March 25, 1997
       MICHAEL G. FITT
     DANIEL J. MCNAMARA*        Director
------------------------------                                 March 25, 1997
      DANIEL J. MCNAMARA
       STEPHEN ROBERT*          Director
------------------------------                                 March 25, 1997
        STEPHEN ROBERT
     WENDY J. STROTHMAN*        Director
------------------------------                                 March 25, 1997
      WENDY J. STROTHMAN
   HERBERT S. WINOKUR, JR.*     Director
------------------------------                                 March 25, 1997
   HERBERT S. WINOKUR, JR.
     /s/ JEROME T. FADDEN       Vice President, Chief
------------------------------    Financial Officer and        March 25, 1997
       JEROME T. FADDEN           Treasurer

------------------------

* By MARTHA G. BANNERMAN, his or her attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.

                                                      By:                      /s/ MARTHA G. BANNERMAN
                                                                      -----------------------------------------
                                                                                 Martha G. Bannerman
                                                                         VICE PRESIDENT AND GENENERAL COUNSEL

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

NAC RE CORP.                                                                                                   PAGES

           Report of Independent Auditors on Financial Statements and Schedules............................         F-2

           Consolidated Balance Sheet at December 31, 1996 and 1995........................................           *

           Consolidated Statement of Income for the years ended December 31, 1996,
             1995 and 1994.................................................................................           *

           Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and
             1994..........................................................................................           *

           Consolidated Statement of Cash Flows for the years ended December 1996, 1995 and 1994...........           *

           Notes to Consolidated Financial Statements......................................................           *

SCHEDULES

I          Summary of Investments Other Than Investments in Related Parties at December 31, 1996...........         S-1

III        Condensed Financial Information of Registrant...................................................   S-2 - S-4

V          Supplementary Insurance Information for the years ended December 31, 1996, 1995 and 1994........         S-5

VI         Reinsurance for the years ended December 31, 1996, 1995 and 1994................................         S-6

X          Supplementary Information Concerning Property-Casualty Insurance Operations.....................         S-7

           Schedules other than those listed above are omitted for the reason that they are not applicable.

------------------------

*   Incorporated by reference to NAC Re's 1996 Annual Report to Shareholders.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NAC RE CORPORATION:

    We have audited the consolidated balance sheet of NAC Re Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 4, 1997

                                                                      SCHEDULE I

                         NAC RE CORP. AND SUBSIDIARIES

                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             SUMMARY OF INVESTMENTS
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31, 1996
                                                                         -----------------------------------------
                                                                                                       AMOUNT AT
                                                                                                         WHICH
                                                                          AMORTIZED       MARKET     SHOWN IN THE
                                                                             COST         VALUE      BALANCE SHEET
                                                                         ------------  ------------  -------------
Type of Investment:
FIXED MATURITY SECURITIES
  United States Government.............................................  $     71,354  $     70,608   $    70,608
  Foreign governments..................................................       160,490       161,988       161,988
  Mortgage-backed securities...........................................       191,467       189,748       189,748
  States, municipalities and political subdivisions....................       828,501       848,390       848,390
  Corporate bonds......................................................       377,294       376,826       376,826
  Subordinated convertibles............................................        52,084        55,977        55,977
                                                                         ------------  ------------  -------------
      Total Fixed Maturities...........................................     1,681,190     1,703,537     1,703,537
EQUITY SECURITIES......................................................       153,197       179,619       179,619
CASH AND SHORT-TERM INVESTMENTS........................................       100,746       100,746       100,746
                                                                         ------------  ------------  -------------
      Total Investments................................................  $  1,935,133  $  1,983,902   $ 1,983,902
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   NAC RE CORP.
                                  BALANCE SHEET
                                 (PARENT COMPANY)
                                  (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
ASSETS
Fixed maturities..........................................................................  $   30,066  $   34,088
Short-term investments....................................................................       5,377      14,930
Cash......................................................................................         266       2,689
Accrued investment income.................................................................         444         290
Deferred expenses.........................................................................       1,865       2,203
Federal income tax recoverable............................................................         940       3,197
Investment in wholly-owned subsidiaries...................................................     825,283     775,100
Fixed assets..............................................................................       7,569       3,578
Other assets..............................................................................       1,035         506
                                                                                            ----------  ----------
      Total assets........................................................................  $  872,955  $  836,581
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES
8% Notes due 1999.........................................................................  $  100,000  $  100,000
7.15% Notes due 2005......................................................................      99,934      99,927
5.25% Convertible Subordinated Debentures due 2002........................................     100,000     100,000
Revolving credit loan.....................................................................      12,924      17,762
Interest payable..........................................................................       1,537       1,358
Intercompany taxes payable................................................................      --           2,891
Dividend payable..........................................................................       1,104         959
Accrued expenses and other liabilities....................................................       4,187       1,928
                                                                                            ----------  ----------
      Total liabilities...................................................................     319,686     324,825
                                                                                            ----------  ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value: 1,000 shares authorized, none issued (includes 90 shares
  of Series A Junior Participating Preferred Stock).......................................      --          --
Common stock, $.10 par value: 25,000 shares authorized (1996, 21,464; 1995, 21,341
  issued).................................................................................       2,146       2,134
Additional paid-in capital................................................................     248,662     246,356
Unrealized appreciation of investments, net of tax........................................      31,700      35,187
Currency translation adjustments, net of tax..............................................       8,377       1,017
Retained earnings.........................................................................     335,868     269,660
Less treasury stock, at cost (1996, 3,061 shares; 1995, 2,137 shares).....................     (73,484)    (42,598)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     553,269     511,756
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  872,955  $  836,581
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
                                  NAC RE CORP.
                              STATEMENT OF INCOME
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
INCOME
  Dividend declared from insurance subsidiary....................................  $  38,000  $   7,500  $  15,000
  Net investment income..........................................................      2,815      3,193      2,409
  Net investment gains (losses)..................................................         87        126       (138)
  Rental and other income........................................................      1,559      1,164        824
                                                                                   ---------  ---------  ---------
                                                                                      42,461     11,983     18,095
                                                                                   ---------  ---------  ---------
EXPENSES
  Interest expense...............................................................     22,284     15,610     14,416
  Other operating costs and expenses.............................................      2,672      2,104      1,776
                                                                                   ---------  ---------  ---------
                                                                                      24,956     17,714     16,192
                                                                                   ---------  ---------  ---------
Income (loss) before intercompany tax allocation and equity in net income of
  wholly-owned subsidiaries less dividend declared...............................     17,505     (5,731)     1,903
                                                                                   ---------  ---------  ---------
Current intercompany tax credit..................................................      6,778      4,711      4,557
Deferred tax benefit (expense)...................................................        424         41         (9)
                                                                                   ---------  ---------  ---------
Total tax credit, net............................................................      7,202      4,752      4,548
                                                                                   ---------  ---------  ---------
Income (loss) before equity in net income of wholly-owned subsidiaries less
  dividend declared..............................................................     24,707       (979)     6,451
Equity in net income of wholly-owned subsidiaries less dividend declared.........     45,813     63,803     29,161
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  70,520  $  62,824  $  35,612
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                    SCHEDULE III

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                                  NAC RE CORP.
                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1996        1995         1994
                                                                               ----------  -----------  ----------
Operating activities:
  Net income.................................................................  $   70,520  $    62,824  $   35,612
  Less equity in net income of subsidiaries, less cash dividend ($38,000 in
    1996, $7,500 in 1995, $17,500 in 1994)...................................      45,814       63,803      26,661
                                                                               ----------  -----------  ----------
                                                                                   24,706         (979)      8,951
Adjustments to reconcile net income to net cash provided by operating
  activities.................................................................       2,483        1,866       3,476
                                                                               ----------  -----------  ----------
Net cash provided by operating activities....................................      27,189          887      12,427
                                                                               ----------  -----------  ----------
Investing activities:
  Sales of fixed maturity investments........................................       8,844        9,722      12,001
  Maturities of fixed maturity investments...................................       7,000        4,700       3,720
  Purchases of fixed maturity investments....................................     (12,425)     (10,527)    (22,799)
  Net sales (purchases) of short-term investments............................       9,553       (7,285)     (2,348)
  Purchases of furniture and equipment.......................................      (4,648)      (1,290)       (718)
  Contribution to subsidiary.................................................      --         (146,556)     --
                                                                               ----------  -----------  ----------
Net cash provided (used) by investing activities.............................       8,324     (151,236)    (10,144)
                                                                               ----------  -----------  ----------
Financing activities:
  Issuance of shares.........................................................       1,951       52,056       5,278
  Net proceeds from issuance of 7.15% Notes..................................      --           99,214      --
  Purchase of treasury shares, net of reissuance.............................     (30,886)        (204)    (15,006)
  Cash dividends paid to stockholders........................................      (4,163)      (3,260)     (2,827)
  Borrowings under revolving credit agreement................................       8,162      --           13,857
  Repayments under revolving credit agreement................................     (13,000)     --           --
                                                                               ----------  -----------  ----------
Net cash (used) provided by financing activities.............................     (37,936)     147,806       1,302
(Decrease) increase in cash..................................................      (2,423)      (2,543)      3,585
Cash--beginning of year......................................................       2,689        5,232       1,647
                                                                               ----------  -----------  ----------
Cash--end of year............................................................  $      266  $     2,689  $    5,232
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

                                   SCHEDULE V
                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                       FUTURE
                                       POLICY
                                      BENEFITS,                                          BENEFITS,
                                       LOSSES,                                            CLAIMS,    AMORTIZATION
                          DEFERRED     CLAIMS                                             LOSSES     OF DEFERRED
                           POLICY        AND                                   NET          AND         POLICY        OTHER
                         ACQUISITION   CLAIMS     UNEARNED      PREMIUM    INVESTMENT   SETTLEMENT   ACQUISITION    OPERATING
                            COSTS     EXPENSES    PREMIUMS      REVENUE      INCOME      EXPENSES       COSTS       EXPENSES
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1996
Domestic:
  Property/Casualty....   $  82,369   $1,434,429  $ 255,514    $ 474,025    $  93,062    $ 303,485    $  133,423    $  71,231
  Accident and
    Health.............      --           2,746         775        1,987          144         (950)       --              110
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.........      82,369   1,437,193     256,289      476,012       93,206      302,535       133,423       71,341
International:
  Property/Casualty....       2,842      80,531      15,609       50,330       11,124       36,418         9,901        7,587
Intercompany
  elimination..........      --          (4,379)     --           --           --           --            --           --
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total............   $  85,211   $1,513,345  $ 271,898    $ 526,342    $ 104,330    $ 338,953    $  143,324    $  78,928
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1995
Domestic:
  Property/Casualty....   $  68,158   $1,246,187  $ 216,213    $ 450,068    $  80,875    $ 293,262    $  132,049    $  55,919
  Accident and
    Health.............      --           3,584       2,005        2,926          708        1,776        --              489
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.........      68,158   1,249,771     218,218      452,994       81,583      295,038       132,049       56,408
International:
  Property/Casualty....       2,308      43,277      12,520       38,791        7,725       31,110         7,014        6,044
Intercompany
  elimination..........      --            (633)     --           --           --           --            --           --
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total............   $  70,466   $1,292,415  $ 230,738    $ 491,785    $  89,308    $ 326,148    $  139,063    $  62,452
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1994
Domestic:
  Property/Casualty....   $  59,030   $1,068,930  $ 188,436    $ 375,233    $  75,661    $ 249,833    $  114,540    $  47,469
  Accident and
    Health.............      --           1,208         732          637          122          180        --               76
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.........      59,030   1,070,138     189,168      375,870       75,783      250,013       114,540       47,545
International:
  Property/Casualty....         923      16,032       6,045       19,861        4,721       15,740         3,052        5,210
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total............   $  59,953   $1,086,170  $ 195,213    $ 395,731    $  80,504    $ 265,753    $  117,592    $  52,755
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                         -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------


                          PREMIUMS
                           WRITTEN
                         -----------
DECEMBER 31, 1996
Domestic:
  Property/Casualty....   $ 521,072
  Accident and
    Health.............         804
                         -----------
      Subtotal.........     521,876
International:
  Property/Casualty....      52,128
Intercompany
  elimination..........      --
                         -----------
      Total............   $ 574,004
                         -----------
                         -----------
DECEMBER 31, 1995
Domestic:
  Property/Casualty....   $ 471,917
  Accident and
    Health.............       4,131
                         -----------
      Subtotal.........     476,048
International:
  Property/Casualty....      45,441
Intercompany
  elimination..........      --
                         -----------
      Total............   $ 521,489
                         -----------
                         -----------
DECEMBER 31, 1994
Domestic:
  Property/Casualty....   $ 411,750
  Accident and
    Health.............         662
                         -----------
      Subtotal.........     412,412
International:
  Property/Casualty....      25,789
                         -----------
      Total............   $ 438,201
                         -----------
                         -----------

                                                                     SCHEDULE VI

                         NAC RE CORP. AND SUBSIDIARIES

                                  REINSURANCE

                                 (IN THOUSANDS)

                                                                                                         PERCENTAGE
                                                                     CEDED       ASSUMED                  OF AMOUNT
                                                          GROSS     TO OTHER   FROM OTHER      NET         ASSUMED
                                                         AMOUNT    COMPANIES    COMPANIES     AMOUNT       TO NET
                                                        ---------  ----------  -----------  ----------  -------------
DECEMBER 31, 1996
Premiums Written:
  Property/casualty...................................  $  72,749  $  139,928   $ 640,379   $  573,200          112%
  Accident and health.................................         61         148         891          804          111
                                                        ---------  ----------  -----------  ----------          ---
      Total...........................................  $  72,810  $  140,076   $ 641,270   $  574,004          112%
                                                        ---------  ----------  -----------  ----------          ---
                                                        ---------  ----------  -----------  ----------          ---
DECEMBER 31, 1995
Premiums Written:
  Property/casualty...................................  $  70,138  $  155,777   $ 602,997   $  517,358          117%
  Accident and health.................................         45         672       4,758        4,131          115
                                                        ---------  ----------  -----------  ----------          ---
      Total...........................................  $  70,183  $  156,449   $ 607,755   $  521,489          117%
                                                        ---------  ----------  -----------  ----------          ---
                                                        ---------  ----------  -----------  ----------          ---
DECEMBER 31, 1994
Premiums Written:
  Property/casualty...................................  $  45,926  $  136,648   $ 528,261   $  437,539          121%
  Accident and health.................................         79         188         771          662          116
                                                        ---------  ----------  -----------  ----------          ---
      Total...........................................  $  46,005  $  136,836   $ 529,032   $  438,201          121%
                                                        ---------  ----------  -----------  ----------          ---
                                                        ---------  ----------  -----------  ----------          ---

                                                                      SCHEDULE X

                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                         DEFERRED     RESERVE FOR
                                          POLICY     UNPAID CLAIMS    DISCOUNT                               NET
                                        ACQUISITION    AND CLAIMS      IF ANY,     UNEARNED     EARNED    INVESTMENT
AFFILIATION WITH REGISTRANT                COSTS        EXPENSES     DEDUCTED(1)   PREMIUMS    PREMIUMS     INCOME
--------------------------------------  -----------  --------------  -----------  ----------  ----------  ----------
CONSOLIDATED SUBSIDIARIES
December 31, 1996.....................   $  85,211    $  1,513,345    $  20,766   $  271,898  $  526,342  $  101,515
December 31, 1995.....................   $  70,466    $  1,292,415    $  18,340   $  230,738  $  491,785  $   86,115
December 31, 1994.....................   $  59,953    $  1,086,170    $  17,084   $  195,213  $  395,731  $   78,095

                                        CLAIMS AND
                                          CLAIMS
                                         EXPENSES
                                         INCURRED     AMORTIZATION
                                      RELATED TO (2)  OF DEFERRED
                                      --------------     POLICY     PAID CLAIMS
                                      CURRENT   PRIOR ACQUISITION   AND CLAIMS    PREMIUMS
AFFILIATION WITH REGISTRANT           YEAR   YEARS       COSTS       EXPENSES     WRITTEN
----------------------------------------  ----------  ------------  -----------  ----------
CONSOLIDATED SUBSIDIARIES
December 31, 1996.....................$372,294 ($  33,341)  $  143,324  $ 190,424 $  574,004
December 31, 1995.....................$345,783 ($  19,635)  $  139,063  $ 180,386 $  521,489
December 31, 1994.....................$309,294 ($  43,541)  $  117,592  $ 154,651 $  438,201

------------------------

(1) Relates to certain workers' compensation case reserves which are discounted for statutory accounting purposes utilizing a 5% interest rate, and a 7% interest rate for GAAP.

(2) Amounts are net of discount related to certain workers' compensation case reserves.