Form 10-Q
period 1997-03-31
NAC RE CORP
filed 1997-05-15
CIK 775542

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

     (Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period ______________ to ______________.

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

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   There were 18,390,483 shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 31, 1997.

--------------------------------------------------------------------------------
================================================================================

                         NAC RE CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                 PAGE NO.

            Independent Accountants' Review Report                   3

            Consolidated Balance Sheet -
            March 31, 1997 and December 31, 1996                     4

            Consolidated Statement of Income -
            Three Months Ended March 31, 1997 and 1996               5

            Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1997 and 1996               6

            Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 1997 and 1996               7

            Notes to Consolidated Financial Statements               8-9

            Management's Discussion and Analysis
            of Financial Condition and Results of Operations         10-14


PART II.    OTHER INFORMATION


            Item 6.  Exhibits and Reports on Form 8-K                15

            Signatures                                               16

            Exhibit 11-1                                             17

            Exhibit 11-2                                             18

            Exhibit 15                                               19

            Exhibit 27                                               20-21

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
NAC Re Corporation

We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted audited standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements.



New York, New York                                            ERNST & YOUNG LLP
April 22, 1997

                         NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                    (Unaudited)
                                                      March 31,   December 31,
                                                       1997          1996
                                                    -----------   ------------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost:
      1997, $1,764,682; 1996, $1,681,190)           $ 1,764,015   $ 1,703,537
    Equity securities
      (cost: 1997, $158,535; 1996, $153,197)            183,889       179,619
Short-term investments                                  191,140        81,893
                                                    -----------   -----------

     TOTAL INVESTMENTS                                2,139,044     1,965,049

Cash                                                     30,535        18,853
Accrued investment income                                29,062        28,472
Premiums receivable                                     207,185       200,036
Reinsurance recoverable balances, net                   172,679       336,324
Reinsurance recoverable on unearned premiums             22,765        20,320
Deferred policy acquisition costs                        87,150        85,211
Excess of cost over net assets acquired                   3,552         3,644
Deferred tax asset, net                                  46,656        30,390
Other assets                                             69,856        57,332
                                                    -----------   -----------
     TOTAL ASSETS                                   $ 2,808,484   $ 2,745,631
                                                    ===========   ===========

LIABILITIES
Claims and claims expenses                          $ 1,537,772   $ 1,513,345
Unearned premiums                                       277,838       271,898
8% Notes due 1999                                       100,000       100,000
7.15% Notes due 2005                                     99,936        99,934
5.25% Convertible Subordinated
  Debentures due 2002                                   100,000       100,000
Investment accounts payable                              41,996        25,326
Revolving credit agreement                               12,924        12,924
Other liabilities                                        87,018        68,935
                                                    -----------   -----------
     TOTAL LIABILITIES                                2,257,484     2,192,362
                                                    -----------   -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 90 shares of Series A Junior
      Participating Preferred Stock)
Common stock, $.10 par value:                               --            --
      25,000 shares authorized
     (1997, 21,548; 1996, 21,464 shares issued)           2,155         2,146
Additional paid-in capital                              250,553       248,662
Unrealized appreciation of investments, net of tax       16,047        31,700
Currency translation adjustments, net of tax              4,900         8,377
Retained earnings                                       354,613       335,868
Less treasury stock, at cost
  (1997, 3,158; 1996, 3,061 shares)                     (77,268)      (73,484)
                                                    -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                         551,000       553,269
                                                    -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,808,484   $ 2,745,631
                                                    ===========   ===========


                 See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                              (Unaudited)
                                                         Three months ended
                                                               March 31,
                                                         ---------------------
                                                           1997         1996
                                                         ---------    --------
PREMIUMS AND OTHER REVENUES
    Net premiums written                                  $136,171    $123,139
    Increase in unearned premiums                          (4,061)     (6,318)
                                                         ---------    --------
    Premiums earned                                        132,110     116,821
    Net investment income                                   28,572      25,743
    Net investment gains                                     5,133       9,817
                                                         ---------    --------
    Total revenues                                         165,815     152,381

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                              87,531      73,689
    Commissions and brokerage                               32,886      33,519
    Acquisition and operating expenses                      15,177      12,650
    Interest expense                                         5,474       5,571
                                                         ---------    --------
    Total operating costs and expenses                     141,068     125,429

INCOME
Operating income before income taxes                        24,747      26,952
                                                         ---------    --------
    Federal and foreign income taxes:
        Current                                             10,857       8,720
        Deferred                                           (5,964)     (2,540)
                                                         ---------    --------
    Income tax expense (benefit)                             4,893       6,180
                                                         ---------    --------
Operating income/net income                                $19,854     $20,772
                                                         =========    ========

PER SHARE DATA
Primary:
    Average shares outstanding                              18,692      19,562
    Operating income/net income                              $1.06       $1.06

Fully Diluted (assuming conversion of dilutive
 convertible securities):
    Average shares outstanding                              20,712      21,582
    Operating income/net income                              $1.00       $1.00


                    See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                              (Unaudited)
                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1997          1996
                                                        ---------      --------
COMMON STOCK
     Balance at beginning of year                          $2,146        $2,134
     Issuance of shares                                         9             5
                                                        ---------      --------
          Balance at end of period                         $2,155        $2,139
                                                        =========      ========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year                        $248,662      $246,356
     Issuance of shares                                     1,891         1,198
                                                        ---------      --------
          Balance at end of period                       $250,553      $247,554
                                                        =========      ========

UNREALIZED  APPRECIATION OF INVESTMENTS, NET OF TAX
     Balance at beginning of year                         $31,700       $35,187
     Unrealized depreciation                              (15,653)      (19,878)
                                                        ---------      --------
          Balance at end of period                        $16,047       $15,309
                                                        =========      ========

CURRENCY TRANSLATION ADJUSTMENTS,  NET OF TAX
     Balance at beginning of year                          $8,377        $1,017
     Translation adjustments                               (3,477)       (1,492)
                                                        ---------      --------
          Balance at end of period                         $4,900         $(475)
                                                        =========      ========

RETAINED EARNINGS
     Balance at beginning of year                        $335,868      $269,660
     Net income                                            19,854        20,772
     Dividends                                             (1,109)         (957)
                                                        ---------      --------
          Balance at end of period                       $354,613      $289,475
                                                        =========      ========

TREASURY STOCK
     Balance at beginning of year                       $ (73,484)     $(42,598)
     Purchase of treasury shares, net of reissuance        (3,784)       (2,805)
                                                        ---------      --------
          Balance at end of period                      $ (77,268)     $(45,403)
                                                        =========      ========

TOTAL STOCKHOLDERS' EQUITY
     Balance at beginning of year                        $553,269      $511,756
     Issuance of shares                                     1,900         1,203
     Unrealized depreciation                              (15,653)      (19,878)
     Translation adjustments                               (3,477)       (1,492)
     Net income                                            19,854        20,772
     Dividends                                             (1,109)         (957)
     Purchase of treasury shares, net of reissuance        (3,784)       (2,805)
                                                        ---------      --------
          Balance at end of period                       $551,000      $508,599
                                                        =========      ========


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                       (Unaudited)
                                                   Three months ended
                                                        March 31,
                                                 ------------------------
                                                    1997          1996
                                                 ---------      ---------
OPERATING ACTIVITIES
     Net income                                    $19,854        $20,772
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Reserve for claims and claims
            expenses, net                          241,349         30,029
          Unearned premiums, net                     4,058          6,318
          Premiums receivable                      (7,884)       (13,566)
          Accrued investment income                  (696)            734
          Reinsurance balances, net               (44,290)        (2,648)
          Deferred policy acquisition costs        (2,041)        (1,879)
          Net investment gains                     (5,133)        (9,817)
          Deferred tax asset, net                  (5,964)        (2,540)
          Other liabilities                         11,745          7,815
          Other items, net                        (10,459)       (10,154)
                                                 ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          200,539         25,064
                                                 ---------      ---------

INVESTING ACTIVITIES
     Sales of fixed maturity investments           386,972        501,443
     Maturities of fixed maturity investments        7,629          5,391
     Purchases of fixed maturity investments     (467,650)      (526,508)
     Net purchases of short-term investments     (110,841)        (1,778)
     Sales of equity securities                     22,236         31,822
     Purchases of equity securities               (24,019)       (21,420)
     Purchases of furniture and equipment          (1,040)        (1,124)
                                                 ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES            (186,713)       (12,174)
                                                 ---------      ---------

FINANCING ACTIVITIES
     Issuance of shares                              1,671          1,000
     Purchase of treasury shares, net of
        reissuance                                 (2,840)        (2,805)
     Cash dividends paid to stockholders           (1,104)          (959)
                                                 ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES              (2,273)        (2,764)
                                                 ---------      ---------
Effects of exchange rate changes on cash               129              -
                                                 ---------      ---------

Increase in cash                                    11,682         10,126
Cash - beginning of year                            18,853         10,320
                                                 ---------      ---------
Cash - end of period                               $30,535        $20,446
                                                 =========      =========


                 See Notes to Consolidated Financial Statements

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

      3.    Retrocession

      The Company's balance sheet as of March 31, 1997 and December 31, 1996 reflects reinsurance recoverable balances as assets, the components of which are stated in the table below. In the beginning of 1997, the Company terminated two retrocessional programs resulting in a total consideration of approximately $230 million, representing reinsurance recoverable balances for unpaid claims and claims expenses, with total cash consideration of approximately $180 million.

                                         Reinsurance Recoverable Balances, Net
                                         -------------------------------------

                                        March 31, 1997         December 31, 1996
                                        --------------         -----------------
      Paid Claims                           $10,407                $15,457
      Unpaid Claims and Claims Expenses     192,005                406,128
      Ceded Balances Payable                (28,856)               (38,205)
      Funds Held Liability                     (877)               (47,056)
                                           --------               --------
             Net                           $172,679               $336,324
                                           ========               ========

      The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows (in thousands):

                                             Three months ended
                                                   March 31,
                                             ------------------
                                                1997       1996
                                             ------------------
      Ceded premiums written                 $32,371    $37,207
      Ceded premiums earned                  $29,926    $38,360
      Ceded claims and claims expenses       $18,763    $20,507


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.    Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This Statement replaces the historical presentation of primary earnings per share with the caption Basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income from operations by the weighted average number of shares outstanding for the period. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period EPS amounts will be restated.

      The Company's historical primary and fully diluted earnings per share amounts as previously reported and the Basic and Diluted amounts required by SFAS No. 128 are shown below. The Company's fully diluted earnings per share data assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

                              Net Income
                      ---------------------------
                         Primary       Basic EPS
                       As Reported     Pro Forma
                      ------------    -----------
      Full Year:
      1995                $3.47          $3.55
      1996                $3.69          $3.74
      1st Qtr:
      1996                $1.06          $1.08
      1997                $1.06          $1.08


                             Net Income
                       ---------------------------
                       Fully Diluted   Diluted EPS
                       As Reported     Pro Forma
                       ------------    -----------
      Full Year:
      1995                 $3.29          $3.30
      1996                 $3.51          $3.51
      1st Qtr:
      1996                 $1.00          $1.00
      1997                 $1.00          $1.00


--------------------------------------------------------------------------------

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

Results of Operations

Operating earnings, excluding investment gains, of $16.4 million, increased 14.3% over the 1996 first quarter. On a per share basis, operating earnings, excluding investment gains, were $.88, an increase of 20.5% over the comparable 1996 period. Net income, including investment gains, was $19.9 million or $1.06 per share for the 1997 first quarter compared to $20.8 million or $1.06 per share for the 1996 first quarter.

Premium Revenues

The Company's growth in premium revenue for its domestic and international operations are as follows:

                                               (In millions)
                                       Three months ended March 31,
                               -------------------------------------------------
                                   Domestic        International        Total
                               -----------------   -------------    ------------
                                1997       1996    1997   1996     1997    1996
                               ------     ------   ----   -----   ------  ------
      Net Premiums Written:
           Casualty             $75.7      $69.1    $7.1   $5.2    $82.8   $74.3
           Property              27.3       29.1     6.8    8.4     34.1    37.5
           Specialty/Other       19.3       11.3       -      -     19.3    11.3
                               ------     ------   -----  -----   ------  ------
      Total                    $122.3     $109.5   $13.9  $13.6   $136.2  $123.1
                               ======     ======   =====  =====   ======  ======


As shown in the table above, the Company's worldwide net premiums written for the 1997 first quarter were $136.2 million, an increase of 10.6% over the comparable 1996 period. Domestic net premiums written for the 1997 first quarter of $122.3 million reflected an increase of 11.6% over the comparable 1996 period.

Although market conditions continue to be extremely competitive, domestic casualty net premiums written grew 9.5% over the comparable prior year period, primarily as a result of increased opportunities in the Company's facultative business. Property net premiums written for the 1997 first quarter declined 6.2% as a result of the continuing competitive pressures. Net premiums written from the specialty lines totaled $19.2 million, an increase of 69.9% over the 1996 first quarter, principally due to increased opportunities and participations from existing clients.

Net premiums written across all lines of business continues to be favorably impacted by reduced ceded premium charges. The reduction in ceded premiums is due, in part, to the favorable claims results experienced within the Company's retrocessional programs, coupled with the changing retrocessional market conditions and a restructuring of the Company's retrocessional programs.


The Company's international operation, NAC Reinsurance International Limited, reported net premiums written of $13.9 million for the 1997 first quarter, compared to $13.6 million for the 1996 first quarter. The minimal increase in net premiums reflects an increase of $1.9 million or 36.8% in casualty net premiums written, partly offset by a decrease of $1.6 million or 18.8% in property net premiums, due to competitive international market conditions.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Operating Costs and Expenses

Claims and claims expenses represent the Company's most significant and uncertain cost. This expense is only an estimate at a given point in time of what the insurer or reinsurer expects to pay on the settlement of claims based upon facts and circumstances then known. The Company would generally expect to refine such an estimate in subsequent accounting periods by modest amounts with adjustments possible in either direction as additional information becomes known.

One traditional means of measuring the underwriting performance of a property/casualty insurer is the statutory composite ratio. The composite ratio, based upon statutory accounting practices which differ from generally accepted accounting principles in several respects, reflects underwriting experience, but does not reflect income from investments. A composite ratio under 100% indicates underwriting profitability while a composite ratio exceeding 100% indicates an underwriting loss.

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of the Company's international subsidiary on a U.S. statutory basis:

                                            Three months ended    Year ended
                                                  March 31,      December 31,
                                            ------------------   ------------
                                              1997      1996          1996
                                              ----      ----          ----
      Claims and Claims Expenses               65.8%     62.2%        63.7
      Commissions and Brokerage                26.1      29.6         28.3
      Other Underwriting Expenses              10.2       9.7          9.1
                                              -----     -----        -----
      Domestic Statutory Composite Ratio      102.1%    101.5%       101.1
                                              =====     =====        =====
      Consolidated Statutory Composite Ratio  102.8%    101.9%       101.6
                                              =====     =====        =====

The Company's domestic statutory composite ratio for the 1997 first quarter was 102.1% compared with 101.5% for the 1996 first quarter ratio. The slight increase in the composite ratio is reflective of the competitive market conditions.

The Company experienced net favorable claim development for the 1997 three month period which was principally attributable to casualty business written since 1986. This favorable development in the casualty business reflects the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the expected loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed expected claims to actual claims and claims expense development, inflation and other considerations. Such favorable development was partly offset by unfavorable experience in our property business. The unfavorable experience in our property business was principally from claims related to the 1995 underwriting year. In addition, the favorable development was partly offset by unfavorable experience on business written prior to 1985, principally related to asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1997 first quarter reflects a decrease compared to the 1996 first quarter, principally due to a change in the mix of business, particularly from the specialty lines of business.

Other underwriting expenses for the 1997 first quarter have increased as compared to the 1996 prior year period, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Investments

Cash and invested assets at March 31, 1997 and December 31, 1996 were $2.1 billion and $2.0 billion, respectively, excluding net investment payables of $41.5 million and $24.9 million for 1997 and 1996, respectively.

Net investment income for the 1997 first quarter was $28.6 million, an increase of 11.0% over the 1996 comparable period. The increase in net investment income is primarily attributable to the growth in invested assets, including the contribution from the termination of two retrocessional programs effective at the beginning of 1997. On an after-tax basis, the increase in net investment income was more pronounced, reflecting the benefits of the Company's increased allocation of available cash flow from operations to tax-exempt securities. Net investment income, net of tax, for the 1997 first quarter was $1.21 per share compared to $1.03 per share for the same period last year. The Company's pretax investment yield was 5.6% for the 1997 first quarter, compared to 5.8% for the 1996 first quarter. The after-tax investment yield for the 1997 first quarter was 4.4%, compared to 4.6% for the comparable prior year period.

Net investment gains, net of tax for the 1997 first quarter were $3.5 million or $.18 per share, compared to net investment gains of $6.4 million or $.33 per share for the 1996 first quarter. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns. At March 31, 1997, our fixed maturity investments amounted to $1.8 billion, which approximates 81% of cash and invested assets, and 96% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of March 31, 1997 the Company's investment portfolio had an average duration of 4.8 years.

The balance of the Company's investment portfolio at March 31, 1997, consisting of cash, short-term investments and equity securities, amounted to $405.6 million. As of March 31, 1997, the Company held approximately $184 million or 8.5% of cash and invested assets in equity securities which represented 28% of statutory surplus.

Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This Statement replaces the historical presentation of primary earnings per share with the caption Basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income from operations by the weighted average number of shares outstanding for the period. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period EPS amounts will be restated.

The Company's historical primary and fully diluted earnings per share amounts for operating income, excluding investment gains and net income and the Basic and Diluted amounts required by SFAS No. 128 are shown below. The Company's fully diluted earnings per share data assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. The Company's Diluted EPS amounts as reported under Statement 128 are not expected to differ materially from previously reported fully diluted EPS, as reflected below .


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

               Operating Income(1)             Net Income                Weighted Avg. Shares
               -------------------             ----------                --------------------
                 Primary       Basic          Primary       Basic          Primary        Basic
Period         As Reported   Pro Forma      As Reported   Pro Forma      As Reported    Pro Forma
------         -----------   ---------      -----------   ---------      -----------    ---------

Full Year 1995     $2.53        $2.59         $3.47         $3.55         18,094,462     17,708,733
--------------

1996:
- 1st Qtr            .73          .75          1.06          1.08         19,561,870     19,210,507
- 2nd Qtr            .76          .78           .85           .87         19,253,118     18,913,257
- 3rd Qtr            .76          .78           .84           .86         19,150,746     18,750,668
- 4th Qtr            .75          .76           .92           .93         18,799,565     18,549,225
Full Year           3.03         3.07          3.69          3.74         19,094,714     18,854,789

1997:
- 1st Qtr            .88          .89          1.06          1.08         18,691,650     18,431,878

                  Operating Income(1)           Net Income              Weighted Avg. Shares
                  -------------------           ----------              --------------------
                    Primary       Basic        Primary       Basic        Primary        Basic
Period            As Reported   Pro Forma    As Reported   Pro Forma    As Reported    Pro Forma
------            -----------   ---------    -----------   ---------    -----------    ---------

Full Year 1995     $2.45        $2.45         $3.29         $3.30         20,153,459     20,114,664
--------------

1996:
- 1st Qtr            .71          .71          1.00          1.00         21,582,072     21,582,072
- 2nd Qtr            .73          .73           .81           .81         21,286,773     21,273,320
- 3rd Qtr            .73          .73           .80           .80         21,170,948     21,170,948
- 4th Qtr            .72          .72           .87           .87         20,819,767     20,819,767
Full Year           2.90         2.90          3.51          3.51         21,117,116     21,114,916

1997:
- 1st Qtr            .83          .83          1.00          1.00         20,711,852     20,711,852

(1) Excludes net realized investment gains, net of tax.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, dividends and tax reimbursements from NAC, which are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $666.6 million at March 31, 1997 which ranks among the largest domestic reinsurers measured on this basis.

Total assets exceeded $2.8 billion at March 31, 1997. Stockholders' equity reached $551.0 million or $29.96 per share at March 31, 1997 compared to $553.3 or $30.06 per share at December 31, 1996. The unrealized appreciation of investments, net of tax, decreased $15.7 million or $.85 in stockholder's equity per share from December 31, 1996, reflecting the overall increase in market interest rates and the Company's realization of certain investment gains during the 1997 first quarter.

Cash flow from operations for the 1997 first quarter, which included approximately $180 million from the termination of two retrocessional programs effective at the beginning of 1997, reached $200.5 million compared to $25.1 million for the prior year period.

NAC Re maintains a revolving credit facility under which it can borrow up to $35 million. Outstanding borrowings as of March 31, 1997 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In March 1997, the Board of Directors of NAC Re Corp. approved the expansion of shares remaining under the Company's stock repurchase program to one million shares. Since January 1, 1997, the Company has repurchased approximately 124,000 shares of common stock at an average cost of $37.67 per share. From the inception of the program, approximately 3,204,000 shares have been repurchased at an average cost of $24.53 per share. Approximately 878,000 shares remain authorized for repurchase under the program.

Regulatory Initiatives

NAC Re and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re's international subsidiary is subject to the regulatory authority of the United Kingdom Department of Trade and Industry. The international subsidiary's Australian branch office is also subject to the Australian Insurance and Supervisory Commission's solvency and regulatory authority. These regulations vary from jurisdiction to jurisdiction, and are generally designed to protect ceding insurance companies and policyholders by ensuring each company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company relate to reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial strength and general business operations.

In 1993, the National Association of Insurance Commissioners (the "NAIC") adopted a model risk-based capital act intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act has not yet been adopted in New York, NAC's domicile, it was enacted in California in 1996, NAC's commercial domicile. New York has issued a circular letter requiring the filing of risk-based capital reports by property and casualty insurers and reinsurers. The NAIC also adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

Various other regulatory and legislative initiatives have been discussed from time to time that could impact reinsurers. Generally, the thrust of regulatory efforts has been to improve the solvency of reinsurers and create strong incentives for insurers to do business with well capitalized, prompt paying reinsurers operating under U.S. jurisdiction. While we cannot quantify the impact of these regulatory efforts on the Company's operations, we believe the Company is adequately positioned to compete in an environment of more stringent regulation.


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibit Index:

Exhibit                          Description                                Page
--------------------------------------------------------------------------------

 11-1     Statement Re: Computation of Primary Per Share Earnings            16

 11-2     Statement Re: Computation of Fully Diluted Per Share Earnings      17

 15       Letter Re: Unaudited Interim Financial Information                 18

 27       Financial Data Schedule                                            19

(b) There were no reports filed on Form 8-K for the three months ended March 31, 1997.

     Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NAC Re CORP.
                                  (Registrant)


    Date:        May 12, 1997            Jerome T. Fadden
                                         ---------------------------
                                         Jerome T. Fadden
                                         Vice President, Chief Financial Officer
                                         and Treasurer


    Date:        May 12, 1997            Nicholas M. Brown, Jr.
                                         ---------------------------
                                         Nicholas M. Brown, Jr.
                                         President and Chief Operating Officer