Form 10-Q
period 1997-06-30
NAC RE CORP
filed 1997-08-13
CIK 775542

================================================================================

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period __________ to __________.

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

   There were 18,396,722 shares outstanding of the Registrant's Common Stock, $.10 par value, as of June 30, 1997.
--------------------------------------------------------------------------------

================================================================================

                          NAC RE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Independent Accountants' Review Report                            3

         Consolidated Balance Sheet -
         June 30, 1997 and December 31, 1996                               4

         Consolidated Statement of Income -
         Three Months and Six Months Ended June 30, 1997 and 1996          5

         Consolidated Statement of Stockholders' Equity -
         Six Months Ended June 30, 1997 and 1996                           6

         Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1997 and 1996                           7

         Notes to Consolidated Financial Statements                        8-9

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  10-15

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 6.  Exhibits and Reports on Form 8-K                         16

         Signatures                                                        17

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
NAC Re Corporation

We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

New York, New York                                             ERNST & YOUNG LLP
July 22, 1997

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                         (Unaudited)
                                                                           June 30,    December 31,
                                                                             1997         1996
                                                                         -----------   -----------
ASSETS
Investments:
Available for sale:
   Fixed maturities (amortized cost: 1997, $1,943,612; 1996, $1,681,190)  $1,968,826   $1,703,537
   Equity securities (cost: 1997, $113,317; 1996, $153,197)                  136,158      179,619
Short-term investments                                                        88,476       81,893
                                                                          ----------   ----------
    TOTAL INVESTMENTS                                                      2,193,460    1,965,049

Cash                                                                          18,581       18,853
Accrued investment income                                                     33,640       28,472
Premiums receivable                                                          232,848      200,036
Reinsurance recoverable balances, net                                        178,236      336,324
Reinsurance recoverable on unearned premiums                                  25,862       20,320
Investment accounts receivable                                                 5,164          411
Deferred policy acquisition costs                                             89,228       85,211
Excess of cost over net assets acquired                                        3,460        3,644
Deferred tax asset, net                                                       41,407       30,390
Other assets                                                                  64,303       56,921
                                                                          ----------   ----------
    TOTAL ASSETS                                                          $2,886,189   $2,745,631
                                                                          ==========   ==========

LIABILITIES
Claims and claims expenses                                                $1,567,771   $1,513,345
Unearned premiums                                                            287,748      271,898
8% Notes due 1999                                                            100,000      100,000
7.15% Notes due 2005                                                          99,938       99,934
5.25% Convertible Subordinated Debentures due 2002                           100,000      100,000
Investment accounts payable                                                   31,256       25,326
Revolving credit agreement                                                    12,924       12,924
Other liabilities                                                             92,369       68,935
                                                                          ----------   ----------
    TOTAL LIABILITIES                                                      2,292,006    2,192,362
                                                                          ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
  1,000 shares authorized, none issued
  (Includes 90 shares of Series A Junior Participating Preferred Stock)           --           --
Common stock, $.10 par value:
  25,000 shares authorized  (1997, 21,608; 1996, 21,464 shares issued)         2,161        2,146
Additional paid-in capital                                                   252,091      248,662
Unrealized appreciation of investments, net of tax                            31,236       31,700
Currency translation adjustments, net of tax                                   6,191        8,377
Retained earnings                                                            381,818      335,868
Less treasury stock, at cost (1997, 3,211; 1996, 3,061 shares)               (79,314)     (73,484)
                                                                          ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                                               594,183      553,269
                                                                          ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,886,189   $2,745,631
                                                                          ==========   ==========

                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                 (Unaudited)
                                                 -----------------------------------------
                                                   Three months ended    Six months ended
                                                        June 30,              June 30,
                                                 --------------------  -------------------
                                                   1997      1996        1997       1996
                                                 --------   --------   --------   --------
PREMIUMS AND OTHER REVENUES
   Net premiums written                          $148,654   $140,852   $284,825   $263,991
   Increase in unearned premiums                   (6,576)   (10,506)   (10,637)   (16,824)
                                                 --------   --------   --------   --------
   Premiums earned                                142,078    130,346    274,188    247,167
   Net investment income                           30,308     25,616     58,880     51,359
   Net investment gains                            17,684      2,715     22,817     12,532
                                                 --------   --------   --------   --------
   Total revenues                                 190,070    158,677    355,885    311,058

OPERATING COSTS AND EXPENSES
   Claims and claims expenses                      93,553     84,525    181,084    158,214
   Commissions and brokerage                       38,276     34,990     71,162     68,509
   Acquisition and operating expenses              15,324     13,541     30,501     26,191
   Interest expense                                 5,408      5,620     10,882     11,191
                                                 --------   --------   --------   --------
   Total operating costs and expenses             152,561    138,676    293,629    264,105

INCOME
Operating income before income taxes               37,509     20,001     62,256     46,953
                                                 --------   --------   --------   --------
   Federal and foreign income taxes:
     Current                                       12,454      4,794     23,311     13,514
     Deferred                                      (3,527)    (1,207)    (9,491)    (3,747)
                                                 --------   --------   --------   --------
   Income tax expense (benefit)                     8,927      3,587     13,820      9,767
                                                 --------   --------   --------   --------
Operating income/net income                      $ 28,582   $ 16,414   $ 48,436   $ 37,186
                                                 ========   ========   ========   ========

PER SHARE DATA
Primary:
   Average shares outstanding                      18,778     19,253     18,735     19,408
   Operating income/net income                   $   1.52   $   0.85   $   2.59   $   1.92

Fully Diluted (assuming conversion of
  dilutive convertible securities):
    Average shares outstanding                     20,933     21,287     20,964     21,437
    Operating income/net income                  $   1.41   $   0.81   $   2.39   $   1.82
Cash dividend declared per share                 $  0.075   $   0.06   $  0.135   $   0.11

                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                              (Unaudited)
                                                           Six months ended
                                                                June 30,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
COMMON STOCK
   Balance at beginning of year                          $  2,146    $  2,134
   Issuance of shares                                          15           8
                                                         --------    --------
     Balance at end of period                            $  2,161    $  2,142
                                                         ========    ========
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                          $248,662    $246,356
   Issuance of shares                                       3,429       1,825
                                                         --------    --------
     Balance at end of period                            $252,091    $248,181
                                                         ========    ========
UNREALIZED APPRECIATION (DEPRECIATION)
  OF INVESTMENTS, NET OF TAX
   Balance at beginning of year                          $ 31,700    $ 35,187
   Unrealized depreciation                                   (464)    (25,267)
                                                         --------    --------
     Balance at end of period                            $ 31,236    $  9,920
                                                         ========    ========
CURRENCY TRANSLATION ADJUSTMENTS, NET OF TAX
   Balance at beginning of year                          $  8,377    $  1,017
   Translation adjustments                                 (2,186)       (696)
                                                         --------    --------
     Balance at end of period                            $  6,191    $    321
                                                         ========    ========
RETAINED EARNINGS
  Balance at beginning of year                           $335,868    $269,660
  Net income                                               48,436      37,186
  Dividends                                                (2,486)     (2,082)
                                                         --------    --------
    Balance at end of period                             $381,818    $304,764
                                                         ========    ========
TREASURY STOCK
  Balance at beginning of year                           $(73,484)   $(42,598)
  Purchase of treasury shares, net of reissuance           (5,830)    (17,184)
                                                         --------    --------
    Balance at end of period                             $(79,314)   $(59,782)
                                                         ========    ========
TOTAL STOCKHOLDERS' EQUITY
  Balance at beginning of year                           $553,269    $511,756
  Issuance of shares                                        3,444       1,833
  Unrealized depreciation                                    (464)    (25,267)
  Translation adjustments                                  (2,186)       (696)
  Net income                                               48,436      37,186
  Dividends                                                (2,486)     (2,082)
  Purchase of treasury shares, net of reissuance           (5,830)    (17,184)
                                                         --------    --------
    Balance at end of period                             $594,183    $505,546
                                                         ========    ========

                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                               (Unaudited)
                                                            Six months ended
                                                                June 30,
                                                        -----------------------
                                                           1997          1996
                                                        -----------   ---------
OPERATING ACTIVITIES
  Net income                                            $    48,436   $  37,186
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Reserve for claims and claims expenses, net           264,132      71,772
      Unearned premiums, net                                 10,637      16,824
      Premiums receivable                                   (33,178)    (35,784)
      Accrued investment income                              (5,229)       (329)
      Reinsurance balances, net                             (40,982)     (9,336)
      Deferred policy acquisition costs                      (4,076)     (5,408)
      Net investment gains                                  (22,817)    (12,532)
      Deferred tax asset, net                                (9,589)     (3,747)
      Other liabilities                                      12,245      13,821
      Other items, net                                        1,027      (5,019)
                                                        -----------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   220,606      67,448
                                                        -----------   ---------

INVESTING ACTIVITIES
  Sales of fixed maturity investments                       756,696     780,979
  Maturities of fixed maturity investments                   15,564      18,732
  Purchases of fixed maturity investments                (1,036,467)   (869,343)
  Net (purchases) sales of short-term investments            (7,633)     18,807
  Sales of equity securities                                110,219      52,170
  Purchases of equity securities                            (51,266)    (51,997)
  Purchases of furniture and equipment                       (2,663)     (2,407)
                                                        -----------   ---------
NET CASH USED BY INVESTING ACTIVITIES                      (215,550)    (53,059)
                                                        -----------   ---------
FINANCING ACTIVITIES
  Issuance of shares                                          2,755       1,603
  Purchase of treasury shares, net of reissuance             (5,830)    (17,184)
  Cash dividends paid to stockholders                        (2,213)     (1,916)
  Borrowings under revolving credit agreement                    --       8,162
                                                        -----------   ---------
NET CASH USED BY FINANCING ACTIVITIES                        (5,288)     (9,335)
                                                        -----------   ---------
Effects of exchange rate changes on cash                        (40)        (68)
                                                        -----------   ---------

(Decrease) increase in cash                                    (272)      4,986
Cash - beginning of year                                     18,853      10,320
                                                        -----------   ---------
Cash - end of period                                    $    18,581   $  15,306
                                                        ===========   =========

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

3.    Retrocession

      The Company's balance sheet as of June 30, 1997 and December 31, 1996 reflects reinsurance recoverable balances as assets, the components of which are stated in the table below. Effective January 1, 1997, the Company terminated two retrocessional programs resulting in a total consideration of approximately $230 million, representing reinsurance recoverable balances for unpaid claims and claims expenses.

                                           Reinsurance Recoverable Balances, Net
                                                        (In thousands)
                                           -------------------------------------
                                             June 30, 1997     December 31, 1996
                                           ---------------     -----------------
      Paid Claims                                  $13,183              $15,457
      Unpaid Claims and Claims Expenses            198,046              406,128
      Ceded Balances Payable                       (32,088)             (38,205)
      Funds Held Liability                            (905)             (47,056)
                                               -----------          -----------
             Net                                  $178,236             $336,324
                                               ===========          ===========

The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows (in thousands):

                                        Three months ended     Six months ended
                                              June 30,             June 30,
                                        ------------------    ------------------
                                          1997       1996       1997     1996
                                        ------------------    -------    -------
      Ceded premiums written            $31,864    $31,866    $64,235    $69,073
      Ceded premiums earned             $28,767    $35,204    $58,693    $73,564
      Ceded claims and claims expenses  $19,794    $25,324    $38,557    $45,831

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.    Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires that a company classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of a statement of financial position. Statement No. 131 requires disclosures about segments of a company and related information about the different types of business activities and the different economic environment in which it operates that differ from current practice. These statements will be effective for periods beginning after December 15, 1997, with earlier application permitted. The Company has not completed its analysis of all matters associated with the implementation of these standards or determined the period that they will be adopted. The effect of adopting these standards will not be material to the Company's financial position.

      In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." This Statement replaces the historical presentation of primary earnings per share with the caption Basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income from operations by the weighted average number of shares outstanding for the period. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period EPS amounts will be restated.

      The Company's historical primary and fully diluted earnings per share amounts as previously reported and the Basic and Diluted amounts required by SFAS No. 128 are shown below. The Company's fully diluted earnings per share data assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options.

                                            Net Income
                       ----------------------------------------------------
                             As Reported                   Pro Forma
                       -----------------------     ------------------------
        Period:         Primary       Diluted        Primary      Diluted
                          EPS           EPS            EPS          EPS
                       ---------     ---------     ----------    ----------
        1997:
        1st Qtr          $1.06         $1.00          $1.08       $1.00
        2nd Qtr          $1.52         $1.41          $1.56       $1.42
             YTD         $2.59         $2.39          $2.63       $2.42
        1996:
        1st Qtr          $1.06         $1.00          $1.08       $1.00
        2nd Qtr          $0.85         $0.81          $0.87       $0.81
             YTD         $1.92         $1.82          $1.95       $1.82

        1996 Year        $3.69         $3.51          $3.74       $3.51
        1995 Year        $3.47         $3.29          $3.55       $3.30


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

Results of Operations

For the quarter ended June 30, 1997, operating income, excluding investment gains, was $16.9 million or $.90 per share an increase of 18.4% from the comparable 1996 results of $.76 per share. For the six months of 1997, operating income, excluding investment gains, was $33.4 million or $1.78 per share, an increase of 18.7% from the comparable 1996 results of $1.50 per share.

Net income, including investment gains, for the 1997 second quarter totaled $28.6 million or $1.52 per share, This is an increase of 78.8% over the $.85 per share that was reported in the comparable quarter of 1996. Net income for the first six months of 1997 totaled $48.4 million or $2.59 per share, an increase of 30.3% over the comparable 1996 results of $1.92 per share. Included in net income per share were investment gains, net of tax, of $.62 and $.81 for the 1997 second quarter and six month period, respectively, compared with $.09 and $.42 for the same prior year periods.

Premium Revenues

The Company's growth in premium revenue for its domestic and international operations are as follows:

                                                (In millions)
                                        Three months ended June 30,
                              --------------------------------------------------
                                   Domestic     International        Total
                              ----------------  --------------  ----------------
                               1997     1996     1997    1996     1997    1996
                              -------  -------  ------  ------  -------  -------
Net Premiums Written:
  Casualty                      $80.8    $83.3    $7.0    $6.1    $87.8    $89.4
  Property                       30.6     32.4     6.7     8.0     37.3     40.4
  Specialty/Other                23.5     11.1       -       -     23.5     11.1
                              -------  -------  ------  ------  -------  -------
Total                          $134.9   $126.8   $13.7   $14.1   $148.6   $140.9
                              =======  =======  ======  ======  =======  =======

                                                (In millions)
                                          Six months ended June 30,
                              --------------------------------------------------
                                   Domestic      International       Total
                              ----------------  --------------  ---------------
                               1997     1996     1997   1996     1997     1996
                              -------  -------  ------  ------  -------  -------
Net Premiums Written:
  Casualty                     $156.5   $152.4   $14.1   $11.3   $170.6   $163.7
  Property                       57.9     61.5    13.5    16.4     71.4     77.9
  Specialty/Other                42.8     22.4       -       -     42.8     22.4
                              -------  -------  ------  ------  -------  -------
Total                          $257.2   $236.3   $27.6   $27.7   $284.8   $264.0
                              =======  =======  ======  ======  =======  =======

As shown in the table above, the Company's worldwide net premiums written for the 1997 second quarter and six month period were $148.6 million and $284.8 million, respectively, an increase of 5.5% and 7.9% over the comparable 1996 periods. During the second quarter, NAC Re experienced slowing premium growth in both our domestic and international operations, primarily as a result of the continuing competitive market conditions.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Domestic net premiums written for the 1997 second quarter and six month period were $134.9 million and $257.2 million respectively, an increase of 6.5% and 8.8% over the comparable 1996 periods. Domestic casualty net premiums written for the 1997 second quarter declined 3.0% over the comparable prior year period, primarily as a result of the competitive market conditions impacting our treaty business, which was only partially offset by growth in our facultative business. Property net premiums written for the 1997 second quarter declined 5.5% as a result of the continuing competitive pressures. Net premiums written from the specialty lines totaled $23.5 million, an increase of 112.8% over the 1996 second quarter, principally due to increased opportunities.

Net premiums written across all lines of business continues to be favorably impacted by reduced ceded premium charges. The reduction in ceded premiums is due, in part, to the favorable claims results experienced within the Company's retrocessional programs, coupled with the changing retrocessional market conditions and a restructuring of the Company's retrocessional programs.

The Company's international operation, NAC Reinsurance International Limited, reported net premiums written of $13.7 million and $27.6 million for the 1997 second quarter and six month period, respectively, compared to $14.1 million and $27.7 million for the 1996 comparable periods. The slight decrease in net premiums for the 1997 second quarter and six month period is primarily attributable to a decrease of $2.9 million or 17.6% in property net premiums written due to highly competitive international market conditions. This decline was partially offset by increases in casualty net premiums.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of the Company's international subsidiary on a U.S. statutory basis:

                                         Three months ended    Six months ended   Year ended
                                             June 30,              June 30,       December 31,
                                         ------------------    ----------------   ------------
                                          1997        1996      1997      1996        1996
                                         ------      ------    ------    ------      ------
Claims and Claims Expenses                66.0%       64.1%     65.9%     63.2%       63.7%
Commissions and Brokerage                 27.7        28.2      26.9      28.9        28.3
Other Underwriting Expenses                9.6         8.9       9.9       9.2         9.1
                                         -----       ------    -----     -----       -----
Domestic Statutory Composite Ratio       103.3%      101.2%    102.7%    101.3%      101.1%
                                         =====       =====     =====     =====       =====
International Statutory Composite Ratio  110.1%      105.6%    109.7%    106.1%      105.6%
                                         =====       =====     =====     =====       =====
Consolidated Statutory Composite Ratio   103.9%      101.6%    103.4%    101.8%      101.6%
                                         =====       =====     =====     =====       =====

The Company's domestic statutory composite ratio for the 1997 second quarter and six month period was 103.3% an 102.7%, respectively, compared with 101.2% and 101.3%, for the 1996 comparable periods. The second quarter and six month statutory composite ratio for our international operation was 110.1% and 109.7%, respectively, compared to 105.6% and 106.1% for the same prior year periods. The slight increase in the composite ratio is reflective of the overall highly competitive market conditions.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company experienced net favorable claim development for the 1997 six month period which was principally attributable to casualty business written since 1986. This favorable development in the casualty business reflects the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the expected loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed expected claims to actual claims and claims expense development, inflation and other considerations. Such favorable development was partly offset by unfavorable experience in our property business. The unfavorable experience in our property business was principally from claims related to the 1995 and 1996 underwriting year. In addition, the favorable development was partly offset by unfavorable experience on business written prior to 1985, principally related to asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1997 second quarter and six month period reflects a decrease compared to the 1996 second quarter and six month period, principally due to a change in the Company's mix of business, particularly from the specialty lines of business.

Other underwriting expenses for the 1997 second quarter and six month period have increased compared to the 1996 prior year periods, reflecting continued business expansion, investments in technology and the building of our facultative and international infrastructure.

Investments

Cash and invested assets at June 30, 1997 and December 31, 1996 were $2.2 billion and $2.0 billion, respectively, excluding net investment payables of $26.1 million and $24.9 million for 1997 and 1996, respectively.

Net investment income for the 1997 second quarter and six month period was $30.3 million and $58.9 million, respectively, increases of 18.3% and 14.6%, respectively, over the 1996 comparable periods. The increase in net investment income is primarily attributable to the growth in invested assets, including the contribution from the termination of two retrocessional programs effective at the beginning of 1997. On an after-tax basis, the increase in net investment income was more pronounced, reflecting the benefits of the Company's increased allocation of available cash flow from operations to tax-exempt securities. Net investment income, net of tax, for the 1997 second quarter was $1.30 per share an increase of 23.8% over the 1996 comparable period of $1.05 per share. For the six months ended June 30, 1997, after-tax net investment income was $2.50 per share, an increase of 20.2% over the comparable 1996 period. The Company's pretax investment yield was 5.8% for the 1997 second quarter, compared to 5.7% for the 1996 second quarter. The after-tax investment yield for the 1997 second quarter was 4.7%, compared to 4.5% for the comparable prior year period.

Net investment gains, net of tax for the 1997 second quarter were $11.6 million or $.62 per share, compared to net investment gains of $1.7 million or $.09 per share for the 1996 second quarter. Net investment gains, net of tax, for the 1997 six months were $.81 per share compared to $.42 per share for the 1996 comparable period. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns. At June 30, 1997, our fixed maturity investments amounted to $2.0 billion, which approximates 89% of cash and invested assets, and 98.4% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

While uncertainties exist regarding interest rate and inflation variability, the Company attempts to minimize such risks and exposures by balancing the duration of its assets with the expected duration of its liabilities. Consistent with the payment profile of the Company's claim liabilities, as of June 30, 1997 the Company's investment portfolio had an average duration of 5.5 years.

The balance of the Company's investment portfolio at June 30, 1997, consisting of cash, short-term investments and equity securities, amounted to $2.2 million. As of June 30, 1997, the Company held approximately $136.2 million or 6.2% of cash and invested assets in equity securities which represented 20% of statutory surplus.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires that a company classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of a statement of financial position. Statement No. 131 requires disclosures about segments of a company and related information about the different types of business activities and the different economic environment in which it operates that differ from current practice. These statements will be effective for periods beginning after December 15, 1997, with earlier application permitted. The Company has not completed its analysis of all matters associated with the implementation of these standards or determined the timing of adoption. The effect of adopting these standards will not be material to the Company's financial position.

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." This Statement replaces the historical presentation of primary earnings per share with the caption Basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income from operations by the weighted average number of shares outstanding for the period. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early adoption prohibited. Upon adoption, all prior period EPS amounts will be restated.

The Company's historical primary and fully diluted earnings per share amounts for operating income, excluding investment gains and net income and the Basic and Diluted amounts required by SFAS No. 128 are shown below. The Company's fully diluted earnings per share data assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. The Company's Diluted EPS amounts as reported under Statement 128 are not expected to differ materially from previously reported fully diluted EPS.

Primary vs. Basic  EPS:

                      Operating Income(1)          Net Income          Weighted Avg. Shares
                     --------------------   ---------------------    ------------------------
                        As          Pro        As          Pro           As           Pro
      Period         Reported      Forma    Reported      Forma       Reported       Forma
      ------         ---------    -------   ---------    --------    ----------    ----------

      1995:              $2.53      $2.59      $3.47        $3.55    18,094,462    17,708,733
      1996:
      - 1st Qtr            .73        .75       1.06         1.08    19,561,870    19,210,507
      - 2nd Qtr            .76        .78        .85          .87    19,253,118    18,913,257
      - 3rd Qtr            .76        .78        .84          .86    19,150,746    18,750,668
      - 4th Qtr            .75        .76        .92          .93    18,799,565    18,549,225
      Full Year           3.03       3.07       3.69         3.74    19,094,714    18,854,789
      1997:
      - 1st Qtr            .88        .89       1.06         1.08    18,691,650    18,431,878
      - 2nd Qtr            .90        .92       1.52         1.56    18,777,674    18,375,609
      Year-to-date        1.78       1.81       2.59         2.63    18,734,511    18,403,588

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Fully Diluted vs. Diluted EPS:

                      Operating Income(1)      Net Income         Weighted Avg. Shares
                     --------------------  -------------------   -----------------------
                        As          Pro       As         Pro         As          Pro
      Period         Reported      Forma   Reported     Forma     Reported      Forma
      ------         ---------    -------  --------    -------   ----------   ----------

      1995:             $2.45       $2.45     $3.29      $3.30   20,153,459   20,114,664
      1996:
      - 1st Qtr           .71         .71      1.00       1.00   21,582,072   21,582,072
      - 2nd Qtr           .73         .73       .81        .81   21,286,773   21,273,320
      - 3rd Qtr           .73         .73       .80        .80   21,170,948   21,170,948
      - 4th Qtr           .72         .72       .87        .87   20,819,767   20,819,767
      Full Year          2.90        2.90      3.51       3.51   21,117,116   21,114,916
      1997:
      - 1st Qtr           .83         .83      1.00       1.00   20,711,852   20,711,852
      - 2nd Qtr           .85         .86      1.41       1.42   20,932,675   20,797,876
      Year-to-date       1.67        1.69      2.39       2.42   20,964,197   20,754,713

(1) Excludes net realized investment gains, net of tax.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, dividends and tax reimbursements from NAC, which are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $684.9 million at June 30, 1997 which ranks among the largest domestic reinsurers measured on this basis.

Total assets were approximately $2.9 billion at June 30, 1997. Stockholders' equity reached $594.2 million or $32.30 per share at June 30, 1997 compared to $553.3 or $30.06 per share at December 31, 1996. The unrealized appreciation of investments, net of tax, was $31.2 million at June 30, 1997, compared to an unrealized appreciation of investments, net of tax, of $31.7 million at December 31, 1996.

Cash flow from operations for the 1997 six month period, which included approximately $180 million from the termination of two retrocessional programs effective at the beginning of 1997, reached $220.6 million compared to $67.4 million for the prior year period. The increase in cash flow for the 1997 six month period was partially offset by increases in paid claim activities from various lines of business.

NAC Re maintains a revolving credit facility under which it can borrow up to $35 million. Outstanding borrowings as of June 30, 1997 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

During 1997 the Company has repurchased approximately 156,000 shares of common stock at an average cost of $38.14 per share. From the inception of the Company's stock repurchase program, approximately 3,236,000 shares have been repurchased at an average cost of $24.68 per share. Approximately 846,000 shares remain authorized for repurchase under the program.

On June 11, 1997, the Board of Directors approved a 25% increase in the Company's quarterly dividend and declared a regular quarterly cash dividend of $.075 per share, which was payable on July 9, 1997 to holders of record on June 25, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

In 1993, the National Association of Insurance Commissioners (the "NAIC") adopted a model risk-based capital act intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for possible corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act has not yet been adopted in New York, NAC's domicile, New York has issued a circular letter requiring the filing of risk-based capital reports by property and casualty insurers and reinsurers. The NAIC also adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

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

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 9, 1997. At such meeting Ronald L. Bornhuetter, Todd G. Cole and Daniel J. McNamara were each reelected as a director for a term expiring in 2000. Mr. Bornhuetter was reelected by an affirmative vote of 15,339,980 shares with 639,874 shares withheld, Mr. Cole was reelected by an affirmative vote of 15,575,598 shares with 404,256 shares withheld, and Mr. McNamara was reelected by an affirmative vote of 15,335,529 shares with 644,331 shares withheld.

The proposal to adopt the 1997 NAC Re Corp. Incentive and Capital Accumulation Plan, which provides for the grant of options and restricted stock to employees, was adopted by the following vote:

          For               Against         Abstain           Broker Non-Vote
          ---               -------         -------           ---------------

        8,574,360          6,374,993         30,718               999,783

The proposal to amend the NAC Re Corp. Employee Stock Purchase Plan was adopted to increase the number of shares available under such plan from 237,500 to 337,500, and to extend the expiration date of the plan from February 1, 1998 to January 16, 2003. The proposal to amend the plan was adopted by the following vote:

          For               Against         Abstain           Broker Non-Vote
          ---               -------         -------           ---------------

       14,616,818            296,806         28,235             1,037,995

Item 6.   Exhibits

(a)  Exhibit Index:

Exhibit                          Description                               Page
-------                          -----------                               ----

   11-1    Statement Re: Computation of Primary Per Share Earnings         18

   11-2    Statement Re: Computation of Fully Diluted Per Share Earnings   19

   15      Letter Re: Unaudited Interim Financial Information              20

   27      Financial Data Schedule                                         21-22

(b) There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

    Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NAC Re CORP.
                                 ---------------
                                  (Registrant)


Date:        August 12, 1997           JEROME T. FADDEN
          ----------------------       -----------------------------------------
                                       Jerome T. Fadden
                                       Vice President, Chief Financial Officer
                                       and Treasurer


Date:        August 12, 1997           NICHOLAS M. BROWN, JR.
          ----------------------       -----------------------------------------
                                       Nicholas M. Brown, Jr.
                                       President and Chief Operating Officer