Form 10-Q
period 1997-09-30
NAC RE CORP
filed 1997-11-13
CIK 775542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period _________ to _________.

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

    There were 18,373,575 shares outstanding of the Registrant's Common Stock, $.10 par value, as of September 30, 1997.

                         NAC RE CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS

  PART I.     FINANCIAL INFORMATION                                               PAGE NO.
------------  ---------------------                                             -----------

              Independent Accountants' Review Report........................           3

              Consolidated Balance Sheet -September 30, 1997 and
              December 31, 1996.............................................           4

              Consolidated Statement of Income--Three Months and Nine
              Months Ended September 30, 1997 and 1996......................           5

              Consolidated Statement of Stockholders' Equity--Nine Months
              Ended September 30, 1997 and 1996.............................           6

              Consolidated Statement of Cash Flows -Nine Months Ended
              September 30, 1997 and 1996...................................           7

              Notes to Consolidated Financial Statements....................         8-9

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................       10-15

PART II.      OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K......................          16

              Signatures....................................................          17

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
NAC Re Corporation

We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996 and the consolidated statements of stockholders' equity and cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements.


                                       ERNST & YOUNG LLP
New York, New York
October 21, 1997

                         NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                           1997          1996
                                                                                      -------------  -------------
ASSETS
Investments:
Available for sale:
  Fixed maturities (amortized cost: 1997, $1,982,438; 1996, $1,681,190).............   $ 2,034,211    $1,703,537
  Equity securities (cost: 1997, $120,530; 1996, $153,197)..........................       144,813       179,619
Short-term investments..............................................................       128,714        81,893
                                                                                      -------------  ------------
    TOTAL INVESTMENTS...............................................................     2,307,738     1,965,049

Cash................................................................................        13,370        18,853
Accrued investment income...........................................................        34,792        28,472
Premiums receivable.................................................................       229,612       200,036
Reinsurance recoverable balances, net...............................................       187,358       336,324
Reinsurance recoverable on unearned premiums........................................        28,198        20,320
Investment accounts receivable......................................................         6,764           411
Deferred policy acquisition costs...................................................        91,389        85,211
Excess of cost over net assets acquired.............................................         3,368         3,644
Deferred tax asset, net.............................................................        35,731        30,390
Other assets........................................................................        48,399        56,921
                                                                                      -------------  ------------
    TOTAL ASSETS....................................................................   $ 2,986,719    $2,745,631
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES
Claims and claims expenses..........................................................   $ 1,599,482    $1,513,345
Unearned premiums...................................................................       295,408       271,898
8% Notes due 1999                                                                          100,000       100,000
7.15% Notes due 2005                                                                        99,940        99,934
5.25% Convertible Subordinated Debentures due 2002                                         100,000       100,000
Investment accounts payable.........................................................        51,972        25,326
Revolving credit agreement..........................................................        12,924        12,924
Other liabilities...................................................................        99,467        68,935
                                                                                      -------------  ------------
    TOTAL LIABILITIES...............................................................     2,359,193     2,192,362
                                                                                      -------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
  1,000 shares authorized, none issued
  (Includes 90 shares of Series A Junior Participating Preferred Stock).............          --            --
Common stock, $.10 par value:
  25,000 shares authorized (1997, 21,685; 1996, 21,464 shares issued)...............         2,168         2,146
Additional paid-in capital..........................................................       255,171       248,662
Unrealized appreciation of investments, net of tax..................................        49,436        31,700
Currency translation adjustments, net of tax........................................         3,559         8,377
Retained earnings...................................................................       401,110       335,868
Less treasury stock, at cost (1997, 3,312; 1996, 3,061 shares)......................       (83,918)      (73,484)
                                                                                      -------------  ------------
    TOTAL STOCKHOLDERS' EQUITY......................................................       627,526       553,269
                                                                                      -------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................   $ 2,986,719    $2,745,631
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                   See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    (UNAUDITED)
                                                                   ----------------------------------------------
                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
PREMIUMS AND OTHER REVENUES
  Net premiums written...........................................  $  153,657  $  150,681  $  438,482  $  414,672
  Increase in unearned premiums..................................      (5,773)    (11,566)    (16,410)    (28,390)
                                                                   ----------  ----------  ----------  ----------
  Premiums earned................................................     147,884     139,115     422,072     386,282
  Net investment income..........................................      31,917      26,140      90,797      77,499
  Net investment gains...........................................       5,641       2,122      28,458      14,654
                                                                   ----------  ----------  ----------  ----------
  Total revenues.................................................     185,442     167,377     541,327     478,435

OPERATING COSTS AND EXPENSES
  Claims and claims expenses.....................................      97,304      90,496     278,388     248,710
  Commissions and brokerage......................................      40,200      37,281     111,362     105,790
  Acquisition and operating expenses.............................      16,971      13,950      47,472      40,141
  Interest expense...............................................       5,426       5,705      16,308      16,896
                                                                   ----------  ----------  ----------  ----------
  Total operating costs and expenses.............................     159,901     147,432     453,530     411,537

INCOME
Operating income before income taxes.............................      25,541      19,945      87,797      66,898
                                                                   ----------  ----------  ----------  ----------
  Federal and foreign income taxes:
    Current......................................................       7,628       5,504      30,939      19,018
    Deferred.....................................................      (2,757)     (1,597)    (12,248)     (5,344)
                                                                   ----------  ----------  ----------  ----------
  Income tax expense (benefit)...................................       4,871       3,907      18,691      13,674
                                                                   ----------  ----------  ----------  ----------
Operating income/net income......................................  $   20,670  $   16,038  $   69,106  $   53,224
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

PER SHARE DATA
Primary:
  Average shares outstanding.....................................      18,894      19,151      18,788      19,321
  Operating income/net income....................................  $     1.09  $     0.84  $     3.68  $     2.75

Fully Diluted (assuming conversion of dilutive convertible
  securities):
    Average shares outstanding...................................      20,957      21,171      20,985      21,380
    Operating income/net income..................................  $     1.03  $     0.80  $     3.42  $     2.61
Cash dividends declared per share................................  $    0.075  $     0.06  $     0.21  $     0.17

                  See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                 (UNAUDITED)
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
COMMON STOCK
  Balance at beginning of year............................................................  $    2,146  $    2,134
  Issuance of shares......................................................................          22          11
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $    2,168  $    2,145
                                                                                            ----------  ----------
                                                                                            ----------  ----------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year............................................................  $  248,662  $  246,356
  Issuance of shares......................................................................       6,509       2,352
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  255,171  $  248,708
                                                                                            ----------  ----------
                                                                                            ----------  ----------

UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF TAX
  Balance at beginning of year............................................................  $   31,700  $   35,187
  Unrealized appreciation (depreciation)..................................................      17,736     (17,840)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $   49,436  $   17,347
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CURRENCY TRANSLATION ADJUSTMENTS, NET OF TAX
  Balance at beginning of year............................................................  $    8,377  $    1,017
  Translation adjustments.................................................................      (4,818)        547
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $    3,559  $    1,564
                                                                                            ----------  ----------
                                                                                            ----------  ----------

RETAINED EARNINGS
  Balance at beginning of year............................................................  $  335,868  $  269,660
  Net income..............................................................................      69,106      53,224
  Dividends...............................................................................      (3,864)     (3,206)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  401,110  $  319,678
                                                                                            ----------  ----------
                                                                                            ----------  ----------

TREASURY STOCK
  Balance at beginning of year............................................................  $  (73,484) $  (42,598)
  Purchase of treasury shares, net of reissuance..........................................     (10,434)    (18,446)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  (83,918) $  (61,044)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

TOTAL STOCKHOLDERS' EQUITY
  Balance at beginning of year............................................................  $  553,269  $  511,756
  Issuance of shares......................................................................       6,531       2,363
  Unrealized appreciation (depreciation)..................................................      17,736     (17,840)
  Translation adjustments.................................................................      (4,818)        547
  Net income..............................................................................      69,106      53,224
  Dividends...............................................................................      (3,864)     (3,206)
  Purchase of treasury shares, net of reissuance..........................................     (10,434)    (18,446)
                                                                                            ----------  ----------
    Balance at end of period..............................................................  $  627,526  $  528,398
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              (UNAUDITED)
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
OPERATING ACTIVITIES
  Net income........................................................................  $      69,106  $      53,224
  Adjustments to reconcile net income to net cash provided by operating activities:
  Reserve for claims and claims expenses, net.......................................        286,492        118,489
  Unearned premiums, net............................................................         16,411         28,394
  Premiums receivable...............................................................        (30,619)       (36,982)
  Accrued investment income.........................................................         (6,483)          (544)
  Reinsurance balances, net.........................................................        (26,895)       (21,346)
  Deferred policy acquisition costs.................................................         (6,324)        (8,912)
  Net investment gains..............................................................        (28,452)       (14,653)
  Deferred tax asset, net...........................................................        (13,273)        (5,530)
  Other liabilities.................................................................         17,841         20,670
  Other items, net..................................................................         10,785        (10,220)
                                                                                      -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................        288,589        122,590
                                                                                      -------------  -------------

INVESTING ACTIVITIES
  Sales of fixed maturity investments...............................................      1,120,587      1,066,265
  Maturities of fixed maturity investments..........................................         20,148         23,356
  Purchases of fixed maturity investments...........................................     (1,428,210)    (1,195,016)
  Net (purchases) sales of short-term investments...................................        (48,935)        19,055
  Sales of equity securities........................................................        125,146         68,480
  Purchases of equity securities....................................................        (70,368)       (79,414)
  Purchases of furniture and equipment..............................................         (3,476)        (3,594)
                                                                                      -------------  -------------
NET CASH USED BY INVESTING ACTIVITIES...............................................       (285,108)      (100,868)
                                                                                      -------------  -------------

FINANCING ACTIVITIES
  Issuance of shares................................................................          5,232          2,037
  Purchase of treasury shares, net of reissuance....................................        (10,434)       (18,446)
  Cash dividends paid to stockholders...............................................         (3,590)        (3,039)
  Borrowings under revolving credit agreement.......................................           --            8,162
  Repayments under revolving credit agreement.......................................           --          (13,000)
                                                                                      -------------  -------------
NET CASH USED BY FINANCING ACTIVITIES...............................................         (8,792)       (24,286)
                                                                                      -------------  -------------
Effects of exchange rate changes on cash............................................           (172)           (88)
                                                                                      -------------  -------------

Decrease in cash....................................................................         (5,483)        (2,652)
Cash--beginning of year.............................................................         18,853         10,320
                                                                                      -------------  -------------
Cash--end of period.................................................................  $      13,370  $       7,668
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

3. RETROCESSION

The Company's balance sheet as of September 30, 1997 and December 31, 1996 reflects reinsurance recoverable balances as assets, the components of which are stated in the table below. Effective January 1, 1997, the Company terminated two retrocessional programs resulting in a total consideration of approximately $230 million, representing reinsurance recoverable balances for unpaid claims and claims expenses.

                                                                             REINSURANCE RECOVERABLE BALANCES, NET
                                                                                        (IN THOUSANDS)
                                                                             -------------------------------------
                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
Paid claims................................................................     $      9,677        $    15,457
Unpaid claims and claims expenses..........................................          209,680            406,128
Ceded balances payable.....................................................          (31,115)           (38,205)
Funds held liability.......................................................             (884)           (47,056)
                                                                                    --------           --------
    Net....................................................................     $    187,358        $   336,324
                                                                                    --------           --------
                                                                                    --------           --------

The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows (in thousands):

                                                                        NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996       1997        1996
                                                                       ---------  ---------  ---------  ----------
Ceded premiums written...............................................  $  34,345  $  32,371  $  98,580  $  101,444
Ceded premiums earned................................................  $  32,007  $  35,348  $  90,700  $  108,912
Ceded claims and claims expenses.....................................  $  21,695  $  25,101  $  57,961  $   70,932

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

                                      NET INCOME
                   ------------------------------------------------
                         AS REPORTED               PRO FORMA
                   ------------------------  ----------------------
                                  FULLY
                    PRIMARY      DILUTED      BASIC      DILUTED
PERIOD:               EPS          EPS         EPS         EPS
                   -----------  -----------  ---------  -----------
1997:
-----
1st Qtr             $    1.06    $    1.00   $    1.08   $    1.00
2nd Qtr             $    1.52    $    1.41   $    1.56   $    1.42
3rd Qtr             $    1.09    $    1.03   $    1.13   $    1.03
YTD                 $    3.68    $    3.42   $    3.76   $    3.45

1996:
-----
1st Qtr             $    1.06    $    1.00   $    1.08   $    1.00
2nd Qtr             $    0.85    $    0.81   $    0.87   $    0.81
3rd Qtr             $    0.84    $    0.80   $    0.86   $    0.80
YTD                 $    2.75    $    2.61   $    2.81   $    2.62

1996 Year           $    3.69    $    3.51   $    3.74   $    3.51
1995 Year           $    3.47    $    3.29   $    3.55   $    3.30

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1997, operating income, excluding investment gains, was $17.0 million or $.90 per share, an increase of 18.4% from the comparable 1996 results of $.76 per share. For the nine months of 1997, operating income, excluding investment gains, was $50.4 million or $2.68 per share, an increase of 18.6% from the comparable 1996 results of $2.26 per share.

Net income, including investment gains, for the 1997 third quarter totaled
$20.7 million or $1.09 per share, This is an increase of 29.8% over the $.84 per share that was reported in the comparable quarter of 1996. Net income for the first nine months of 1997 totaled $69.1 million or $3.68 per share, an increase of 33.8% over the comparable 1996 results of $2.75 per share. Included in net income per share were investment gains, net of tax, of $.19 and $1.00 for the 1997 third quarter and nine month period, respectively, compared with $.08 and $.49 for the same prior year periods.

PREMIUM REVENUES

The Company's growth in premium revenue for its domestic and international operations are as follows:

                                                                          (IN MILLIONS)
                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------
                                                       DOMESTIC           INTERNATIONAL              TOTAL
                                                 --------------------  --------------------  --------------------
                                                   1997       1996       1997       1996       1997       1996
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Net Premiums Written:
  Casualty.....................................  $    78.6  $    87.3  $     6.4  $     4.9  $    85.0  $    92.2
  Property.....................................       30.8       30.2        4.8        7.7       35.6       37.9
  Specialty/Other..............................       33.1       20.6        --         --        33.1       20.6
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Total..........................................  $   142.5  $   138.1  $    11.2  $    12.6  $   153.7  $   150.7
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------

                                                                           (IN MILLIONS)
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------
                                                        DOMESTIC           INTERNATIONAL             TOTAL
                                                 --------------------  --------------------  --------------------
                                                   1997       1996       1997       1996       1997       1996
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Net Premiums Written:
  Casualty.....................................  $   235.1  $   239.8  $    20.5  $    16.2  $   255.6  $   256.0
  Property.....................................       88.7       91.7       18.3       24.1      107.0      115.8
  Specialty/Other..............................       75.9       42.9        --         --        75.9       42.9
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Total..........................................  $   399.7  $   374.4  $    38.8  $    40.3  $   438.5  $   414.7
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------

As shown in the table above, the Company's worldwide net premiums written for the 1997 third quarter and nine month period were $153.7 million and $438.5 million, respectively, an increase of 2.0% and 5.7% over the comparable 1996 periods.

Domestic net premiums written for the 1997 third quarter and nine month period were $142.5 million and $399.7 million, respectively, an increase of 3.2% and 6.8%, over the 1996 comparable periods. Casualty net premiums written for the 1997 third quarter and nine month period reflected declines of 10.0% and 1.9% from the comparable 1996 periods. These declines were principally a result of the continuing weak market conditions impacting our treaty business, which were partially offset by growth in our facultative business.

The domestic property net premiums increased 2.0% over the 1996 third quarter and declined 3.2% from the 1996 nine month period. The third quarter increase is primarily attributable to a growth of about 15% in our facultative business resulting from increases in our facultative automatic business. Overall, the decline in property net premiums written for the nine month period reflects the current market conditions. Net premiums written in the specialty lines increased 61.3% to $33.1 million for the 1997 third quarter and 76.8% to $75.9 million for the nine month period as a result of increased opportunities.

Our international operation reported net premiums written of $11.2 million and $38.8 million for the 1997 third quarter and nine month period, respectively, compared to $12.6 million and $40.3 million for the 1996 comparable periods.

OPERATING COSTS AND EXPENSES

Claims and claims expenses represent the Company's most significant and uncertain cost. This expense is only an estimate at a given point in time of what the insurer or reinsurer expects to pay on the settlement of claims based upon facts and circumstances then known. The Company would generally expect to refine such an estimate in subsequent accounting periods by appropriate amounts with adjustments possible in either direction as additional information becomes known.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic operations. The consolidated statutory composite ratio combines the results of the Company's international operation on a U.S. statutory basis:

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED      YEAR ENDED
                                                                      SEPTEMBER 30,         SEPTEMBER 30,       DECEMBER 31,
                                                                   --------------------  --------------------  ---------------
                                                                     1997       1996       1997       1996          1996
                                                                   ---------  ---------  ---------  ---------  ---------------
Claims and Claims Expenses.......................................       65.6%      65.2%      65.8%      63.9%         63.7%
Commissions and Brokerage........................................       27.9       27.2       27.3       28.3          28.3
Other Underwriting Expenses......................................        9.5        8.3        9.7        8.9           9.1
                                                                   ---------  ---------  ---------  ---------  ---------------
Domestic Statutory Composite Ratio...............................      103.0%     100.7%     102.8%     101.1%        101.1%
                                                                   ---------  ---------  ---------  ---------  ---------------
                                                                   ---------  ---------  ---------  ---------  ---------------
International Statutory Composite Ratio..........................      111.2%     105.3%     110.1%     105.8%        105.6%
                                                                   ---------  ---------  ---------  ---------  ---------------
                                                                   ---------  ---------  ---------  ---------  ---------------
Consolidated Statutory Composite Ratio...........................      103.6%     101.2%     103.4%     101.7%        101.6%
                                                                   ---------  ---------  ---------  ---------  ---------------
                                                                   ---------  ---------  ---------  ---------  ---------------

The Company's domestic statutory composite ratio for the 1997 third quarter and nine month period was 103.0% and 102.8%, respectively, compared with 100.7% and 101.1%, for the 1996 comparable periods. The third quarter and nine month statutory composite ratio for our international operation was 111.2% and 110.1%, respectively, compared to 105.3% and 105.8% for the same prior year periods. The increase in the composite ratio is reflective of the current market conditions.

The Company experienced net favorable claim development for the 1997 nine month period which was principally attributable to casualty business written since 1986. This favorable development in the casualty business reflects the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the expected loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect actuarially computed expected claims to actual claims and claims expense development, inflation and other considerations. In addition, the favorable development was partly offset by unfavorable experience on business written prior to 1986, principally related to asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1997 nine month period reflects a decrease compared to the 1996 nine month period, principally due to a change in the Company's mix of business, particularly from the specialty lines of business coupled with the effects of certain contractual provisions which adjust commission expense based upon claim experience.

The statutory underwriting expense ratios for the 1997 third quarter and nine month period were 9.5% and 9.7%, respectively, compared to 1996 ratios of 8.3% and 8.9%. The increase in the underwriting expense ratios is reflective of the continuing business expansion and investments in technology coupled with the slower net premium growth.

INVESTMENTS

Cash and invested assets at September 30, 1997 and December 31, 1996 were
$2.3 billion and $2.0 billion, respectively, excluding net investment payables of $45.2 million and $24.9 million for 1997 and 1996, respectively.

Net investment income for the 1997 third quarter and nine month period was $31.9 million and $90.8 million, respectively, increases of 22.1% and 17.2%, respectively, over the 1996 comparable periods. The increase in net investment income is primarily attributable to the growth in invested assets, including the contribution from the termination of two retrocessional programs effective at the beginning of 1997. On an after-tax basis, the increase in net investment income was more pronounced, reflecting the benefits of the Company's increased allocation of available cash flow from operations to tax-exempt securities. Net investment income, net of tax, for the 1997 third quarter was $1.35 per share an increase of 27.4% over the 1996 comparable period of $1.06 per share. For the nine months ended September 30, 1997, after-tax net investment income was $3.86 per share, an increase of 22.9% over the comparable 1996 period. The Company's pretax investment yield was 5.9% for the 1997 third quarter, compared to 5.7% for the 1996 third quarter. The after-tax investment yield for the 1997 third quarter was 4.7%, compared to 4.4% for the comparable prior year period.

Net investment gains, net of tax for the 1997 third quarter were $3.7 million or $.19 per share, compared to net investment gains of $1.4 million or $.08 per share for the 1996 third quarter. Net investment gains, net of tax, for the 1997 nine months were $1.00 per share compared to $.49 per share for the 1996 comparable period. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company follows an investment strategy that is focused principally on income predictability and asset value stability. This strategy results in an emphasis on high quality fixed maturity investments. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns. At September 30, 1997, our fixed maturity investments totaled over $2.0 billion, which approximates 88% of cash and invested assets, and 95.3% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The balance of the Company's investment portfolio at September 30, 1997, consisting of cash, short-term investments and equity securities, amounted to $287 million. As of September 30, 1997, the Company held approximately $144.8 million or 6.2% of cash and invested assets in equity securities which represented 21% of statutory surplus.

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

PRIMARY VS.  Basic EPS:

                                                                                                      WEIGHTED AVG.
                                                OPERATING INCOME(1)            NET INCOME            SHARES (000'S)
                                              ------------------------  ------------------------  ----------------------
                                                  AS           PRO          AS           PRO          AS          PRO
PERIOD                                         REPORTED       FORMA      REPORTED       FORMA      REPORTED      FORMA
------                                        -----------  -----------  -----------  -----------  -----------  ---------
1995:                                          $    2.53    $    2.59    $    3.47    $    3.55       18,094     17,709
-----
1996:
-----
-1st Qtr                                             .73          .75         1.06         1.08       19,562     19,211
-2nd Qtr                                             .76          .78          .85          .87       19,253     18,913
-3rd Qtr                                             .76          .78          .84          .86       19,151     18,751
-4th Qtr                                             .75          .76          .92          .93       18,800     18,549
Full Year                                           3.03         3.07         3.69         3.74       19,095     18,855

1997:
-----
-1st Qtr                                             .88          .89         1.06         1.08       18,692     18,432
-2nd Qtr                                             .90          .92         1.52         1.56       18,778     18,376
-3rd Qtr                                             .90          .93         1.09         1.13       18,894     18,372
Year-to-date                                        2.68         2.74         3.68         3.76       18,788     18,393

------------------------

(1) Excludes net realized investment gains, net of tax.

FULLY DILUTED VS. DILUTED EPS:

                                                                                                      WEIGHTED AVG.
                                                OPERATING INCOME(1)            NET INCOME            SHARES (000'S)
                                              ------------------------  ------------------------  ----------------------
                                                  AS           PRO          AS           PRO          AS          PRO
PERIOD                                         REPORTED       FORMA      REPORTED       FORMA      REPORTED      FORMA
------                                        -----------  -----------  -----------  -----------  -----------  ---------
1995:                                          $    2.45    $    2.45    $    3.29    $    3.30       20,153     20,115
-----
1996:
-----
-1st Qtr                                             .71          .71         1.00         1.00       21,582     21,582
-2nd Qtr                                             .73          .73          .81          .81       21,287     21,273
-3rd Qtr                                             .73          .73          .80          .80       21,171     21,171
-4th Qtr                                             .72          .72          .87          .87       20,820     20,820
Full Year                                           2.90         2.90         3.51         3.51       21,117     21,115

1997:
-----
-1st Qtr                                             .83          .83         1.00         1.00       20,712     20,712
-2nd Qtr                                             .85          .86         1.41         1.42       20,933     20,798
-3rd Qtr                                             .85          .85         1.03         1.03       20,957     20,914
Year-to-date                                        2.52         2.55         3.42         3.45       20,985     20,808


(1) Excludes net realized investment gains, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, dividends and tax reimbursements from NAC, which are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $691.0 million at September 30, 1997 which ranks NAC among the largest domestic reinsurers measured on this basis.

Total assets were approximately $3.0 billion at September 30, 1997. Stockholders' equity reached $627.5 million or $34.15 per share at September 30, 1997 compared to $553.3 or $30.06 per share at December 31, 1996. The unrealized appreciation of investments, net of tax, was $49.4 million at September 30, 1997, compared to an unrealized appreciation of investments, net of tax, of $31.7 million at December 31, 1996.

Cash flow from operations for the 1997 nine month period reached $288.6 million compared to $122.6 million for the prior year period. This increase was principally due to a receipt of approximately $180 million related to the termination of two retrocessional programs effective at the beginning of 1997, partly offset by increases in paid claim activities from various lines of business.

NAC Re maintains a revolving credit facility under which it can borrow up to $35 million. Outstanding borrowings as of September 30, 1997 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock.

NAC maintains a $15 million line of credit facility which is available for general corporate purposes including catastrophe claim payments. There have been no borrowings under this facility.

From January 1 to September 30, 1997 the Company has repurchased approximately 257,000 shares of common stock at an average cost of $41.09 per share. From the inception of the Company's stock repurchase program, approximately 3,338,000 shares have been repurchased at an average cost of $25.32 per share. Approximately 744,000 shares remain authorized for repurchase under the program.

The Company declared a quarterly cash dividend of $.075 per share for the 1997 third quarter. The regular quarterly cash dividend was increased to $.075 per share from $.06 per share in June 1997.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to the effect of general economic conditions and conditions specific to the reinsurance and investment markets, pricing competition, the amount of underwriting capacity from time-to-time in the market, actual versus estimated claims experience, the effects of regulatory and legal developments and rating agencies and policies. The Company assumes no obligation to update any forward-looking statements or other information contained in this report.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

    (a) Exhibit Index:

   EXHIBIT                                             DESCRIPTION                                               PAGE
-----------  ------------------------------------------------------------------------------------------------  ---------

      11-1   Statement Re: Computation of Primary Per Share Earnings                                                  18

      11-2   Statement Re: Computation of Fully Diluted Per Share Earnings                                            19

        15   Letter Re: Unaudited Interim Financial Information                                                       20

        27   Financial Data Schedule                                                                               21-22

------------------------

(b) There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

    Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Nac Re Corp.
                                (Registrant)

Date: November 12, 1997                /S/ NICHOLAS M. BROWN, JR.
      ------------------------------   --------------------------------------
                                       NICHOLAS M. BROWN, JR.
                                       President and Chief Operating Officer


Date: November 12, 1997                /S/ JEROME T. FADDEN
      ------------------------------   --------------------------------------
                                       JEROME T. FADDEN
                                       Vice President, Chief Financial Officer
                                       and Treasurer