Form 10-K405
period 1997-12-31
NAC RE CORP
filed 1998-03-24
CIK 775542

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

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                      None
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value on March 3, 1998 of the voting stock held by non-affiliates of the registrant was approximately $862 million.

    There were 18,369,389 shares outstanding of the Registrant's Common Stock, $.10 par value as of March 3, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1997 Annual Report to Shareholders, as indicated herein (Parts I and II).

(2) Proxy Statement involving the election of directors and other matters which the registrant intends to file with the Commission within 120 days after December 31, 1997 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         NAC RE CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                                   PAGE
ITEM                                                                                                              NUMBER
---------                                                                                                      -------------

                                                         PART I

       1.  Business..........................................................................................            1

       2.  Properties........................................................................................           14

       3.  Legal Proceedings.................................................................................           14

       4.  Submission of Matters to a Vote of Security Holders...............................................           14

                                                        PART II

       5.  Market for the Registrant's Common Stock and Related Stockholder Matters..........................           15

       6.  Selected Financial Data...........................................................................           15

       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............           15

       8.  Financial Statements and Supplementary Data.......................................................           16

       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............           16

                                                        PART III

      10.  Directors and Executive Officers..................................................................           16

      11.  Executive Compensation............................................................................           16

      12.  Security Ownership of Certain Beneficial Owners and Management....................................           16

      13.  Certain Relationships and Related Transactions....................................................           16

                                                        PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................           16

                                     PART I

ITEM 1. BUSINESS

HISTORY

    NAC Re Corp. ("NAC Re") is a Delaware corporation that was organized on June 27, 1985 for the purpose of holding all the outstanding shares of common stock of NAC Reinsurance Corporation ("NAC"), a property and casualty reinsurance company. Based on industry data published by the Reinsurance Association of America ("RAA") as of December 31, 1997, NAC is the 8th largest reinsurance company in the United States, ranked by statutory surplus. NAC is the parent company of three subsidiaries: Greenwich Insurance Company, Indian Harbor Insurance Company and NAC Re International Holdings Limited. NAC Re and its subsidiaries are collectively referred to as the Company.

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

    NAC is licensed to write reinsurance in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. Prior to 1977, NAC wrote both primary insurance and reinsurance business for a variety of risks. Because of substantial losses incurred from such business, NAC discontinued writing any significant new insurance or reinsurance and was operated as a run-off company from 1977 to 1981. NAC's reserves, net of reinsurance recoverables, for business written prior to 1977, which includes aircraft and marine risks, general liability, medical, accountant's and attorney's malpractice, other professional risks and foreign risks, are approximately $39.5 million or less than 3% of total net claims and claims expense reserves as of December 31, 1997.

    In 1990, NAC acquired Greenwich Insurance Company ("Greenwich"), formerly Harbor Insurance Company, from The Continental Corporation. All liabilities incurred before the acquisition date, including insurance obligations under expired as well as in-force business, remained with the previous owner and its affiliates. Greenwich writes principally primary insurance and is licensed in all 50 states to write primary insurance and reinsurance.

    In 1992, NAC received regulatory authorization for a newly formed insurance subsidiary, Indian Harbor Insurance Company ("Indian Harbor"). As a surplus lines carrier, Indian Harbor is licensed in only its state of domicile, North Dakota, and writes primary business on a nonadmitted basis in selected states.

    In December 1993, NAC, through NAC Re International Holdings Limited, formed and received U.S. and U.K. regulatory authorization for a new reinsurance subsidiary, NAC Reinsurance International Limited ("NAC Re International"), based in London, England. NAC Re International, capitalized as of December 31, 1997 with approximately $148.5 million, primarily writes non-U.S. international property and casualty treaty and facultative reinsurance business. During 1997, NAC Re International Holdings Limited formed a subsidiary, Stonebridge Underwriting, Ltd., which is participating as a corporate capital vehicle on a Lloyd's syndicate commencing with underwriting year 1998. See Note 10 of the Notes to the Consolidated Financial Statements of NAC Re for further discussion.

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

    The Company generally writes property and casualty treaty business through reinsurance brokers, facultative business on a direct basis (directly with the primary company), and fidelity/surety and ocean marine through both reinsurance brokers and on a direct basis.

    Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring by the Company of a specified type or category of risks underwritten by the primary insurer. Typically, the primary insurer is required to cede the agreed type or category of risks to the Company and the Company is obligated to accept a specified portion of such risks. The Company determines whether to write particular treaties based on many factors, including the reinsured's risk management and underwriting practices. In treaty reinsurance, the reinsurer typically does not separately evaluate each of the individual risks assumed and, within prescribed parameters, is generally dependent on the underwriting decisions made by the primary insurer. Such dependence subjects the reinsurer to the risk that the primary insurer has not adequately determined the risk to be reinsured and, accordingly, the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance, including fidelity/surety business, constitutes approximately 76% of the Company's business.

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

    Approximately 54% of the Company's business in 1997 was written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. The balance of the Company's business is written on either a pro rata basis under which the Company assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class or on a primary insurance basis as discussed below.

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

    The Company also writes primary program insurance business through Greenwich and Indian Harbor. The principle lines of primary business written include automobile, auto warranty, aviation, multiple peril and inland marine. The business is written principally through participation in underwriting pools and contractual relationships with managing general agents and general agents. The Company evaluates each business relationship based upon the underwriting experience and operational expertise of each distribution channel selected, and performs an analysis to evaluate financial security. The Company periodically performs underwriting, claims and operational audits of each pool and agency relationship.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's premium revenues.

COMPETITION

    The property and casualty reinsurance industry has been characterized by severe price competition over the last few years. The Company competes with numerous international and domestic reinsurance companies. These competitors, several of which have far greater financial and other resources, include independent reinsurance companies and subsidiaries or affiliates of established worldwide insurance companies. They also include the reinsurance departments of some primary insurance companies and underwriting syndicates in Lloyd's.

    Competition in the types of reinsurance business in which the Company is engaged is based on many factors. These factors include perceived overall financial strength, size, premiums charged, limits capacity, A.M. Best Company's ("A.M. Best") ratings (see Ratings discussion), services offered, underwriting expertise and quality of claims management. The number of jurisdictions in which a reinsurer is licensed to do business is also a factor. The Company believes that the A.M. Best "A+" rating and the Standard and Poor's ("S&P") "AA-" rating of NAC and its domestic subsidiaries, its nationwide licensing, its reputation for prompt claims payment and a high level of client service, together with its limits capacity and surplus size, put it in a favorable position to compete for new reinsurance opportunities and retain its existing client base.

    See Industry Overview included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of current market conditions.

REGULATION

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of the regulatory issues that impact the Company.

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

    See Note 10 of the Notes to the Consolidated Financial Statements of NAC Re for information regarding the Company's major clients and brokers.

UNDERWRITING

    Underwriting opportunities presented to the Company are evaluated based upon a number of factors, including the type and layer of risk to be assumed, actuarial evaluation of premium adequacy, the primary insurer's underwriting and claims experience, the primary insurer's financial condition and A.M. Best's rating, the Company's exposure and experience with the primary insurer and the line of business to be underwritten. The Company will also perform on-site underwriting reviews of the primary insurers where deemed necessary to determine the quality of a current or prospective client's underwriting operation.

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

    The Company establishes reserves for reported claims when it first receives notice of the claim and may change the reserve as new information becomes known. It is the Company's policy not to establish a reserve less than the reserve established by the primary insurer; in many cases, the Company sets up a reserve higher than the reserve established by the ceding company based on its evaluation of the claim. In the case of excess of loss reinsurance, reserves are established on a case by case basis by evaluating several factors. These factors include the type of claim involved, the circumstances surrounding such claim, the severity of injury or damage, the Company's experience with the primary insurer and the policy provisions relating to the type of claim. The Company regularly adjusts its reserves to reflect newly reported claims, inflation and other developments. The Company periodically conducts claims audits of its ceding companies to determine if the amount recommended by the primary insurer is sufficient or should be increased. Reserves for incurred but not reported
(IBNR) claims are established on the basis of actuarial analysis of statistical loss information, which is utilized to project ultimate claims costs. Actuarial reviews of the Company's reserves are conducted quarterly by actuaries employed by the Company.

    Claims reserves are only estimates at a given point in time, based on facts and circumstances then known, of the amount the insurer or reinsurer expects to pay on claims. It is possible that the ultimate liability may exceed or be less than such estimates. The estimates are not precise inasmuch as, among other things, they are based on predictions of future events and estimates of future trends in claims severity and frequency and other variable factors. As additional facts become known during the claim settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim and, even then, the ultimate liability may exceed or be less than the revised estimates. The estimation of reserves for reinsurers, particularly those that have experienced recent substantial growth in premium revenues, such as the Company, is inherently more difficult than the reserve estimations of primary companies or reinsurers with a fairly stable volume of business and loss history.

    The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting claims payments by taking into account changes in historical payment patterns and perceived probable trends (note additional consideration for workers' compensation case reserves as described below). There is generally no precise method, however, for subsequently evaluating the adequacy of the consideration given to inflation or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

    The Company's reserving process includes periodic evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to the Consolidated Financial Statements of NAC Re for a discussion of asbestos and environmental claims.

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

    A reconciliation of the difference between the reserves for claims and claims expenses determined in accordance with GAAP and those recorded for statutory reporting purposes is as follows:

                                                                                       (IN THOUSANDS)
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Domestic liability reported on a statutory basis, net of reinsurance....  $  1,319,908  $  1,036,227  $    914,045
International liability, net of reinsurance.............................        91,528        74,530        42,414
Difference in discount rate applied to workers' compensation case
  reserves, net.........................................................        (4,300)       (3,540)       (2,790)
Reinsurance recoverable.................................................       196,836       406,128       338,746
                                                                          ------------  ------------  ------------
Consolidated liability reported on a GAAP basis, gross of reinsurance...  $  1,603,972  $  1,513,345  $  1,292,415
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Note 4 of the Notes to the Consolidated Financial Statements of NAC Re provides a table which analyzes paid and unpaid claims and claims expenses and a reconciliation of beginning and ending reserve balances for the years ended December 31, 1997, 1996 and 1995. Included in such analysis is a discussion of certain factors which impact both current and prior year claims activity.

    The following table on page 7 represents the development of GAAP balance sheet reserves for 1987 through 1997. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The reserve for claims and claims expenses for 1988 and subsequent years is net of the 7% discount related to workers' compensation tabular reserves. The upper portion of the table shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The re-estimated reserve for each year reflects the 7% discount related to workers' compensation tabular reserves. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The table on page 8 represents the claim development of the gross balance sheet reserves for years 1992 through 1997.

    With respect to the information in the table below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to claims settled in 1990, but incurred in 1987, will be included in the cumulative deficiency amount for years 1987, 1988 and 1989. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on these tables. For further discussion of reserve and retrocessional activity see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 6 of the Notes to the Consolidated Financial Statements of NAC Re.

               DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES
                        NET OF REINSURANCE RECOVERABLES
                                 (IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                              1987  1988  1989  1990  1991  1992  1993  1994  1995  1996   1997
                                                              ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ------
RESERVE FOR CLAIMS AND CLAIMS EXPENSES, NET OF REINSURANCE
  RECOVERABLES..............................................  $201  $292* $388  $469  $529  $626  $697  $808  $954  $1,107 $1,407
RESERVE RE-ESTIMATED AS OF:
  One year later............................................   209*  293   384   460   494   602   653   788   921  1,068
  Two years later...........................................   214   289   376   427   464   548   648   755   882
  Three years later.........................................   214   281   350   407   423   549   630   724
  Four years later..........................................   213   258   336   379   424   531   606
  Five years later..........................................   199   253   321   392   417   531
  Six years later...........................................   203   245   331   391   425
  Seven years later.........................................   199   265   336   409
  Eight years later.........................................   226   273   352
  Nine years later..........................................   234   283
  Ten years later...........................................   239
CUMULATIVE REDUNDANCY (DEFICIENCY)..........................   (38)    9    36    60   104    95    91    84    72    39
PERCENTAGE..................................................   (19%)    3%    9%   13%   20%   15%   13%   10%    8%    4%
CUMULATIVE AMOUNT OF LIABILITY PAID, NET OF REINSURANCE
  RECOVERABLES, PAID THROUGH:
  One year later............................................   $23   $34   $60   $81   $65  $104  $119  $140  $146   $27
  Two years later...........................................    48    73   109   126   116   173   207   233   161
  Three years later.........................................    72   102   134   166   158   229   258   240
  Four years later..........................................    91   117   161   197   199   261   246
  Five years later..........................................   101   133   179   226   220   257
  Six years later...........................................   112   148   200   244   213
  Seven years later.........................................   125   163   213   240
  Eight years later.........................................   137   174   212
  Nine years later..........................................   148   176
  Ten years later...........................................   151

------------------------

* The reserve for claims and claims expense, net of reinsurance recoverables for 1988 and subsequent years is net of the 7% discount related to certain workers' compensation case reserves. The re-estimated reserve for each year includes the discount effect.

               DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES

                       GROSS OF REINSURANCE RECOVERABLES
                                 (IN MILLIONS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                        1992       1993       1994       1995       1996
                                                                      ---------  ---------  ---------  ---------  ---------
GROSS RESERVE FOR CLAIMS AND CLAIMS EXPENSES:.......................  $     808  $     909  $   1,086  $   1,292  $   1,513
Reserve re-estimated as of:
  One year later....................................................        798        873      1,097      1,280      1,446
  Two years later...................................................        755        882      1,093      1,208
  Three years later.................................................        773        888      1,028
  Four years later..................................................        774        832
  Five years later..................................................        742
CUMULATIVE REDUNDANCY (DEFICIENCY)..................................         66         77         58         84         67
PERCENTAGE..........................................................          8%         8%         5%         7%         4%

                                                                        1997
                                                                      ---------
GROSS RESERVE FOR CLAIMS AND CLAIMS EXPENSES:.......................  $   1,604
Reserve re-estimated as of:
  One year later....................................................
  Two years later...................................................
  Three years later.................................................
  Four years later..................................................
  Five years later..................................................
CUMULATIVE REDUNDANCY (DEFICIENCY)..................................
PERCENTAGE..........................................................

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

    At December 31, 1997, the Company had reinsurance recoverables, exclusive of available offsets, in the form of letters of credit, trust accounts and funds withheld, totaling $238.8 million, with approximately 165 domestic and 147 foreign retrocessionnaires. The Company had no amounts recoverable from a single entity or group of entities that exceeded 5% of stockholders' equity as of December 31, 1997.

    The Company evaluates its retrocessional requirements in relation to many factors, including its surplus capacity, gross line capacity (amount of risk of loss assumed on any one contract) and changing market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements for information regarding the Company's retrocessional arrangements.

    The following discussion outlines the Company's gross lines and net retentions for the years indicated.

1998

    The following table summarizes the Company's expected gross lines, initial and maximum retentions on any one claim for 1998:

                                                                                           (IN MILLIONS)
                                                                                  -------------------------------
                                                                                  GROSS      INITIAL      MAXIMUM
                                                                                   LINE     RETENTION     RETENTION
                                                                                  ------    ---------     -------
Casualty Treaty and Casualty Facultative Automatics.............................  $  7.5(1)   $5.0         $5.0(2)
Casualty Facultative (3)........................................................  $  7.5      $3.0         $3.0
Property Treaty.................................................................  $  7.5(1)   $3.0         $5.0(4)
Property Facultative............................................................  $100.0      $3.0         $3.0
Surety..........................................................................  $ 20.0(5)   $2.0         $4.0
Ocean Marine....................................................................  $ 25.0(6)   $1.0         $1.0

------------------------

(1) The Company has reinsurance protection which provides additional per risk or per occurrence protection in excess of $7.5 million.

(2) The maximum retention could increase to $10 million in certain limited circumstances.

(3) Individual risk only.

(4) The maximum retention could increase to $6.2 million in certain limited circumstances.

(5) Per Principal.

(6) Per Event.

    The Company's 1998 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

    PROPERTY--Property business is protected by two sets of retrocessional agreements. The first set of agreements provides protection for a total of $97 million in excess of an initial retention of $5 million for loss events within the United States and Canada. NAC's retention gradually increases up to an additional $3 million should gross losses exceed $60 million. The second set of agreements provides protection for loss events that occur outside of United States and Canada for 100% of $65 million in excess of an initial retention of $5 million. Both sets of agreements are on a first and second event basis.

    WORKERS' COMPENSATION--100% of $195 million in excess of a $5 million retention for any one occurrence.

    CASUALTY CONTINGENCY COVER--100% of $25 million in excess of $5 million for any one occurrence.

    In addition to the above reinsurance protections, the Company has coverage in the event the accident year claims and claims expense ratio exceeds a predetermined amount.

1997

    The following table summarizes the Company's gross lines, initial and maximum retentions on any one claim for 1997:

                                                                                           (IN MILLIONS)
                                                                                  -------------------------------
                                                                                  GROSS      INITIAL      MAXIMUM
                                                                                   LINE     RETENTION     RETENTION
                                                                                  ------    ---------     -------
Casualty Treaty and Casualty Facultative Automatics.............................  $  7.5(1)   $5.0         $5.0(2)
Casualty Facultative (3)........................................................  $  7.5      $3.0         $3.0
Property Treaty.................................................................  $  7.5(1)   $3.0         $5.0(4)
Property Facultative............................................................  $100.0      $3.0         $3.0
Surety..........................................................................  $ 20.0(5)   $2.0         $4.0
Ocean Marine....................................................................  $ 20.0(6)   $1.0         $1.0

------------------------

(1) The Company has reinsurance protection which provides additional per risk or per occurrence protection in excess of $7.5 million.

(2) The maximum retention could increase to $10 million in certain limited circumstances.

(3) Individual risk only.

(4) The maximum retention could increase to $6.2 million in certain limited circumstances.

(5) Per Principal.

(6) Per Event.

    The Company's 1997 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

    PROPERTY--Property business is protected by a series of retrocessional agreements which provide protection for 100% of $115 million in excess of $5 million on a first and second event. Within the Company's $115 million of catastrophe protection, $25 million of protection in excess of the first $55 million of protection, is available only if industry-wide claims exceed certain minimum levels.

    WORKERS' COMPENSATION--100% of $195 million in excess of a $5 million retention for any one occurrence.

    CASUALTY CONTINGENCY COVER--100% of $25 million in excess of $5 million for any one occurrence.

    In recognition of the Company's strong surplus position and financial capacity, and the continued positive contribution of business written since 1986, the Company terminated two retrocessional programs effective January 1, 1997. The Company received total consideration of approximately $225 million representing reinsurance recoverable balances for unpaid claims and claims expenses of approximately the same amount. The termination of these programs has resulted in an increase in net retention levels for the years 1996 and prior. Particularly as the casualty book of business matures, the increase in net retentions for these years may result in increased volatility in future years to the extent the actual frequency and severity of claims differs from management's current estimates. The Company believes its exposure to such volatility is within acceptable levels. Refer to the following tables and discussion for the impact of the termination on the Company's 1996 retrocessional programs.

1996

    The following table summarizes the Company's gross lines, initial and maximum retention on any one claim for 1996:

                                                                                    (IN MILLIONS)
                                                     ---------------------------------------------------------------------------
                                                                       INITIAL RETENTION                MAXIMUM RETENTION
                                                                --------------------------------  ------------------------------

                                                       GROSS        BEFORE            AFTER           BEFORE           AFTER
                                                       LINE       TERMINATION      TERMINATION      TERMINATION     TERMINATION
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

INVESTMENTS

    The Finance and Investment Committee (the "Committee") of NAC Re's Board of Directors is responsible for establishing investment policy and guidelines and for overseeing their execution. The Company utilizes independent investment advisors to manage its investment portfolio within the established guidelines. These advisors are required to report investment transaction activities and portfolio results on a periodic basis and to meet periodically with the Committee to review and discuss portfolio structure, security selection and performance results.

    The investment strategy, established by the Committee and management, focuses on income predictability and asset value stability. Accordingly, the Company emphasizes investment grade fixed maturity securities. For statutory accounting purposes, investment grade securities are recorded at amortized cost and, therefore, statutory surplus is not impacted by fluctuations in their market value. For GAAP reporting purposes, all of the Company's fixed maturities and equity securities are categorized as available for sale and are recorded at their fair value. Periodic changes in fair value are recorded directly in the Company's stockholders' equity, net of applicable deferred taxes.

    A summary of the Company's investment portfolio as of December 31, 1997 and 1996 is set forth below:

                                                                                   (IN THOUSANDS)
                                                                                    DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                           1997                       1996
                                                                 -------------------------  ------------------------

                                                                   CARRYING       % OF        CARRYING       % OF
                                                                    VALUE       PORTFOLIO      VALUE      PORTFOLIO
                                                                 ------------  -----------  ------------  ----------
Cash and short-term............................................  $    116,919         5.0%  $    100,746         5.1%
                                                                 ------------       -----   ------------  ----------
Fixed maturities:
  U.S. Treasury................................................        14,507         0.6         70,608         3.6
  Tax-exempt...................................................     1,250,973        53.3        848,390        42.8
  Foreign Government...........................................       172,321         7.3        161,988         8.1
  Corporate....................................................       425,857        18.1        376,826        19.0
  Mortgage-backed..............................................       216,845         9.2        189,748         9.6
  Subordinated convertibles....................................         8,085         0.4         55,977         2.8
                                                                 ------------       -----   ------------  ----------
  Subtotal.....................................................     2,088,588        88.9      1,703,537        85.9
                                                                 ------------       -----   ------------  ----------
Equity securities..............................................       142,527         6.1        179,619         9.0
                                                                 ------------       -----   ------------  ----------
  Total........................................................  $  2,348,034       100.0%  $  1,983,902       100.0%
                                                                 ------------       -----   ------------  ----------
                                                                 ------------       -----   ------------  ----------

    Guidelines established by the Committee restrict the portion of the portfolio that can be held in lower rated or non-investment grade securities. Consistent with the Company's focus on asset quality, at December 31, 1997, approximately 94% of the Company's fixed maturity investments were considered "investment grade" by Moody's Investor Services, Inc., ("Moody's") or S&P.

    The guidelines also address portfolio diversification by establishing certain restrictions regarding the portion of the investment portfolio that can be invested in a particular security, issuer, an industry sector or, in the case of tax-exempt securities, in a state or municipality. Such restrictions do not apply to investments in direct or indirect obligations of the U.S. Government (i.e., US Treasury and GNMA Securities), which comprised 3.2% of the Company's cash and invested assets at December 31, 1997.

    The portfolio guidelines generally prohibit investment in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics), without prior approval and written authorization by the Committee. Such authorization would be provided only after obtaining regulatory approval and evaluating a written plan submitted by the advisor which documents the strategy, the objective, a description of the size and nature of each transaction, the expected return, the costs/benefits, and the possible risk factors. The Company did not own any derivative investment products as of December 31, 1997.

    The portfolio guidelines permit the purchase of certain securities which derive their values or their contractually required cash flows from other securities, such as mortgage-backed securities, where the underlying collateral is a pool of residential or commercial real estate mortgages. These securities are generally considered to have high credit quality since they are either government or quasi-government agency-backed or are equivalent to a "AAA" rating. The risks associated with mortgage-backed securities are interest rate risk (as with all fixed-rate securities) and prepayment risk or extension risk which may result in a decline in the expected return and/or value of the security. Prepayment or extension of principal payments occur and can be exacerbated depending upon the level of interest rates in the marketplace. Mortgage-backed securities in the Company's investment portfolio totaled $216.8 million at December 31, 1997, of which 40.9% are collateralized mortgage obligations (CMO's) which generally reduce the uncertainty concerning the maturity of a mortgage-backed security.

    Uncertainties exist regarding interest rates and inflation and their potential impact on the market values of the Company's fixed income securities. The Company actively considers the risks and financial rewards associated with the maturity distribution of its fixed income portfolio. In this regard, the Company takes into consideration the pattern of expected claims payments and the Company's future cash flow projections in evaluating its investment opportunities. Consistent with the payment profile of the Company's claims reserve liabilities, and based upon the expected maturity of fixed maturity investments as of December 31, 1997, the Company's fixed maturity investments which include mortgage-backed securities but exclude convertible securities, had an expected average maturity of 7.9 years.

    A summary of expected maturities of the Company's fixed maturity investments is set forth below:

                                                                         (IN THOUSANDS)
                                                                        DECEMBER 31, 1997
                                                                 -------------------------------
                                                                 CARRYING VALUE  % OF PORTFOLIO
                                                                 --------------  ---------------
Less than 1 year...............................................   $     22,553            1.1%
1-5 years......................................................        608,280           29.1
6-10 years.....................................................      1,020,735           48.8
11-15 years....................................................        337,877           16.2
16-20 years....................................................         18,775            0.9
More than 20 years.............................................         72,283            3.5
                                                                 --------------         -----
Subtotal.......................................................      2,080,503           99.6
Convertibles...................................................          8,085            0.4
                                                                 --------------         -----
      Total....................................................   $  2,088,588          100.0%
                                                                 --------------         -----
                                                                 --------------         -----

    The balance of the Company's investment portfolio at December 31, 1997, consisting of cash, short-term investments and equity securities, amounted to $259.4 million. The Company's equity investment strategy is designed to build a quality equity portfolio. As of December 31, 1997, the Company held $142.5 million or 6.1% of cash and invested assets in equity securities, representing 20.3% of statutory surplus. The Company does not hold any direct investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's investing activities and results.

RATINGS

    NAC, Greenwich, Indian Harbor and NAC Re International, comprising the NAC Re group of companies, have been assigned an "A+" (Superior) rating as determined by A.M. Best, and published in A.M. Best Rating Service, Property/Casualty Edition. An "A+", which is A.M. Best's second highest rating, is assigned to companies which have demonstrated superior overall performance when compared to established standards. Such companies are considered by A.M. Best to have demonstrated a very strong ability to meet their obligations to policyholders over a long period of time.

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

    Both the A.M. Best rating and S&P claims-paying rating are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance or reinsurance company.

    NAC Re debt instruments have the following investment grade ratings from S&P and Moody's:

                                                                                                   S&P       MOODY'S
                                                                                                ---------  -----------
$100 Million 8% Senior Notes due 1999.........................................................         A-        Baa1
$100 Million 7.15% Senior Notes due 2005......................................................         A-        Baa1
$100 Million 5.25% Convertible Subordinated Debentures due 2002...............................       BBB+        Baa2

    Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation. A company with a debt rating of "A-" is considered by S&P to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. A company with a debt rating of "BBB+" by S&P and "Baa1" and "Baa2" by Moody's is considered to have adequate capacity to pay interest and repay principal but capacity to meet long-term obligations is susceptible to adverse economic conditions or changing circumstances.

    All of the above-mentioned ratings are continually monitored and readjusted by each of the rating agencies. While the Company believes that it will maintain and could possibly improve its ratings over time, there is no assurance that it will continue to receive these favorable ratings in the future.

EMPLOYEES

    At December 31, 1997, the Company had 315 full-time employees, including 43 employees in the Company's international operation. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company leases its present corporate and administrative offices in a building located in Greenwich, Connecticut. The Company also has operating leases for office space at regional branch locations and its international subsidiary. See Note 7 of Notes to the Consolidated Financial Statements of NAC Re for a schedule on future minimum rentals related to the Company's operating leases.

ITEM 3. LEGAL PROCEEDINGS

    NAC, Greenwich and Indian Harbor are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the litigations to which NAC, Greenwich or Indian Harbor are a party will have a material effect on the Company's financial condition. NAC has been fully indemnified by The Continental Corporation and its successor, CNA Insurance, for any losses incurred by Greenwich from events occurring prior to NAC's acquisition of Greenwich.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Common Stock ($.10 par value) of NAC Re is traded on the New York Stock Exchange (NYSE) under the symbol NRC. For the periods presented below, the high and low sales price and close prices of the Common Stock as reported by the NYSE were as follows:

                                                                         THREE MONTHS ENDED
                                                       ------------------------------------------------------
                                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                          1997         1997          1997           1997
                                                       -----------  -----------  -------------  -------------
High.................................................   $   39.88    $   49.00     $   51.56      $   52.88
Low..................................................   $   33.25    $   35.50     $   45.50      $   43.50
Close................................................   $   35.63    $   48.38     $   51.38      $   48.81


                                                                         THREE MONTHS ENDED
                                                       ------------------------------------------------------
                                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                          1996         1996          1996           1996
                                                       -----------  -----------  -------------  -------------
High.................................................   $   36.25    $   33.88     $   40.63      $   37.63
Low..................................................   $   31.75    $   28.50     $   30.25      $   32.63
Close................................................   $   32.63    $   33.50     $   36.00      $   33.88

STOCKHOLDERS

    There were 392 holders of record of shares of Common Stock as of March 3, 1998. Cede & Company held over 97% of the outstanding shares as nominee for an unknown number of beneficial stockholders.

DIVIDENDS

    The Company declared a quarterly cash dividend of $.05 per share for March 1996 and increased this to $.06 per share for June 1996 through March 1997. In June 1997, the Company increased its quarterly dividend to $.075 per share. The Company considers increasing the dividend on its Common Stock from time to time. There is presently no intention to decrease the cash dividend in the foreseeable future. Future dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition, its capital requirements, general business conditions and the ability of NAC to pay dividends to NAC Re.

    For a description of restrictions on NAC's ability to pay dividends, reference is made to Note 11 of Notes to the Consolidated Financial Statements of NAC Re.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data included in the "Eleven Year Financial Summary" on pages 34 through 35 of NAC Re's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 33 of NAC Re's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of NAC Re and its subsidiary companies, included on pages 36 through 64 of NAC Re's 1997 Annual Report to Shareholders, are incorporated herein by reference:

    --Consolidated Balance Sheet at December 31, 1997 and 1996.

    --Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995.

    -- Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 1997, 1996 and 1995.

    -- Consolidated Statement of Cash Flows for the years ended December 31,
      1997, 1996 and 1995.

    --Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Incorporated by reference to the caption "Directors and Executive Officers" in the definitive proxy statement involving the election of directors and other matters (the "Proxy Statement") which NAC Re intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.

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

EXHIBITS

    The exhibits listed on the Index to Exhibits set forth below are filed as part of this report.

EXHIBIT NO.
-----------

 (3)            --      Articles of incorporation and bylaws:

        3.1     --      Restated Certificate of Incorporation of NAC Re incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1990

        3.2     --      Bylaws of NAC Re as amended through June 9, 1988 incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1988 (the "1988 10-K")

 (4)            --      Instruments defining rights of security holders, including indentures:

        4.1     --      Rights Agreement dated as of June 9, 1988 by and between NAC Re Corporation and American Stock
                        Transfer and Trust Company (the "Rights Agreement") incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed June 24, 1988

        4.2     --      First Amendment to the Rights Agreement dated as of March 28, 1990 incorporated herein by reference to Exhibit A to the Current Report on Form 8-K filed April 2, 1990

        4.3     --      Second Amendment to the Rights Agreement dated as of September 13, 1990 incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed September 21, 1990

 (10)           --      Material contracts:

       10.1     --      Lease of NAC Re's corporate and administrative offices in Greenwich, CT incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1985

       10.2     --      Form of Sublease between NAC Re and NAC incorporated herein by reference to Exhibit 10.16 to the
                        Joint Proxy Statement/Prospectus on Form S-4 (No. 33-8836) of NAC Re and KCC

      *10.3     --      Amended 1985 Stock Option Plan of NAC Re incorporated herein by reference to Exhibit 10.6 to the
                        Registration Statement on Form S-1 (No. 2-99952)

      *10.4     --      1986 Incentive and Non-qualified Stock Option Plan of NAC Re incorporated herein by reference to
                        Exhibit 10.12 to the Registration Statement on Form S-1 (No. 33-5198)

      *10.5     --      NAC Re Corp. 1989 Stock Option Plan incorporated herein by reference to Exhibit 4.2 to the
                        Registration Statement on Form S-8 (No. 33-27745)

      *10.6     --      NAC Re Corp. 1993 Stock Option Plan incorporated herein by reference to Exhibit A to the definitive
                        Proxy Statement filed with the Securities and Exchange Commission on March 26, 1993 ("1993 Proxy
                        Statement")

      *10.7     --      Amended and Restated NAC Re Corp. Directors' Stock Option Plan incorporated herein by reference to
                        Exhibit B to the 1993 Proxy Statement

      *10.8     --      Amended and Restated NAC Re Corp. Benefits Equalization Plan incorporated herein by reference to
                        Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993
                        10-K")

EXHIBIT NO.
-----------
      *10.9     --      Amended and Restated NAC Re Corp. Excess Benefit Savings Plan incorporated herein by reference to
                        Exhibit 10.9 to the 1993 10-K

     *10.10     --      Form of Severance Contract between NAC Re Corp. and the executive officers of NAC Re incorporated herein by reference to Exhibit 10.23 to the 1988 10-K

     *10.11     --      NAC Re Corp. Amended and Restated Annual Incentive Plan incorporated herein by reference to Exhibit
                        10.17 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1991 (the "1991
                        10-K")

     *10.12     --      NAC Re Corp. Long-term Incentive Plan incorporated herein by reference to Exhibit 10.12 to the
                        Annual Report on Form 10-K of NAC Re for the year ended December 31, 1994 (the "1994 10-K")

     *10.13     --      Employment contract with Ronald L. Bornhuetter dated as of March 4, 1992 incorporated herein by reference to Exhibit 10.19 to the 1991 10-K

     *10.14     --      Trust Agreement, dated as of July 1, 1989, between NAC Re and Marine Midland Bank, N.A. relating to supplemental pension benefits for Ronald L. Bornhuetter incorporated herein by reference to Exhibit
                        10.22 to the Annual Report on Form 10-K of NAC Re for the year ended December 31, 1989 (the "1989
                        10-K")

     *10.15     --      NAC Re Corp. Directors' Deferred Compensation Agreement incorporated herein by reference to Exhibit
                        10.20 to the 1989 10-K

     *10.16     --      Consulting Agreement with Michael G. Fitt effective as of March 1, 1995 incorporated herein by reference to Exhibit 10.17 to the 1994 10-K

     *10.17     --      Employment contract with Ronald L. Bornhuetter dated as of October 30, 1996 incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K for year ended December 31, 1996 (the
                        "1996 10-K")

     *10.18     --      Employment contract with Nicholas M. Brown, Jr., dated as of October 30, 1996 incorporated herein by reference to Exhibit 10.18 to the 1996 10-K

     *10.19     --      Form of Employment contract with Executive Vice Presidents dated as of October 30, 1996 incorporated herein by reference to Exhibit 10.19 to the 1996 10-K

     *10.20     --      1997 Incentive and Capital Accumulation Plan incorporated herein by reference to Exhibit A to the definitive Proxy Statement filed with The Securities and Exchange Commission on March 26, 1997

     *10.21     --      1997 Stock Retainer Plan For Nonemployee Directors

 (11)           --      Statement regarding computation of per share earnings incorporated herein by reference to Note 12 of the Notes to the Consolidated Financial Statements on page 62 of NAC Re's 1997 Annual Report to
                        Shareholders

 (12)           --      Statement regarding computation of ratios

 (13)           --      NAC Re's 1997 Annual Report to Shareholders only those portions thereof which are expressly incorporated by reference in NAC Re's Annual Report on Form 10-K for 1997, are "filed" as part of this Annual Report on Form 10-K

 (21)           --      Subsidiaries of the registrant

 (23)           --      Consents of experts and counsel

 (24)           --      Powers of attorney

EXHIBIT NO.
-----------
 (27.1)         --      Financial Data Schedule fiscal year end 1997

 (27.2)         --      Financial Data Schedule fiscal year end 1995, 1996, and quarters 1, 2, 3, of 1996. Per share data restated per SFAS No. 128

 (27.3)         --      Financial Data Schedule quarters 1, 2, 3, of 1997. Per share data restated per SFAS No. 128

------------------------

*   Executive Compensation Plans or Arrangements

REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 1997.

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

Dated: March 24, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    RONALD L. BORNHUETTER*      Director, Chairman and
------------------------------    Chief Executive Officer      March 24, 1998
    RONALD L. BORNHUETTER
   NICHOLAS M. BROWN, JR.*      Director, President and
------------------------------    Chief Operating Officer      March 24, 1998
    NICHOLAS M. BROWN, JR.
      ROBERT A. BELFER*         Director
------------------------------                                 March 24, 1998
       ROBERT A. BELFER
      JOHN P. BIRKELUND*        Director
------------------------------                                 March 24, 1998
      JOHN P. BIRKELUND
      C. W. CARSON, JR.*        Director
------------------------------                                 March 24, 1998
      C. W. CARSON, JR.
         DAN CIAMPA*            Director
------------------------------                                 March 24, 1998
          DAN CIAMPA
        TODD G. COLE*           Director
------------------------------                                 March 24, 1998
         TODD G. COLE
       MICHAEL G. FITT*         Director
------------------------------                                 March 24, 1998
       MICHAEL G. FITT
     DANIEL J. MCNAMARA*        Director
------------------------------                                 March 24, 1998
      DANIEL J. MCNAMARA
       STEPHEN ROBERT*          Director
------------------------------                                 March 24, 1998
        STEPHEN ROBERT
   HERBERT S. WINOKUR, JR.*     Director
------------------------------                                 March 24, 1998
   HERBERT S. WINOKUR, JR.
     /s/ JEROME T. FADDEN       Vice President, Chief
------------------------------    Financial Officer and        March 24, 1998
       JEROME T. FADDEN           Treasurer

------------------------

* By CELIA R. BROWN, his attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.

                                                      By:                         /s/ CELIA R. BROWN
                                                                      -----------------------------------------
                                                                                    Celia R. Brown
                                                                                      SECRETARY

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

NAC RE CORP.                                                                                PAGES
                                                                                          ---------

           Report of Independent Auditors on Financial Statements and Schedules.........        F-2

           Consolidated Balance Sheet at December 31, 1997 and 1996.....................          *

           Consolidated Statement of Income for the years ended December 31, 1997, 1996
             and 1995...................................................................          *

           Consolidated Statement of Stockholders' Equity for the years ended December
             31, 1997, 1996 and 1995....................................................          *

           Consolidated Statement of Cash Flows for the years ended December 1997, 1996
             and 1995...................................................................          *

           Notes to Consolidated Financial Statements...................................          *

SCHEDULES

I          Summary of Investments Other Than Investments in Related Parties at December
             31, 1997...................................................................        S-1

II         Condensed Financial Information of Registrant................................    S-2-S-4

III        Supplementary Insurance Information for the years ended December 31, 1997,
             1996, and 1995.............................................................        S-5

IV         Reinsurance for the years ended December 31, 1997, 1996 and 1995.............        S-6

VI         Supplementary Information Concerning Property-Casualty Insurance
             Operations.................................................................        S-7

           Schedules other than those listed above are omitted for the reason that they are not applicable.

------------------------

*   Incorporated by reference to NAC Re's 1997 Annual Report to Shareholders.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NAC RE CORPORATION:

    We have audited the consolidated balance sheet of NAC Re Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 incorporated by reference at Item 8. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 3, 1998

                                                                      SCHEDULE I

                         NAC RE CORP. AND SUBSIDIARIES

                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             SUMMARY OF INVESTMENTS
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31, 1997
                                                                         -----------------------------------------
                                                                                                       AMOUNT AT
                                                                                                         WHICH
                                                                          AMORTIZED       MARKET     SHOWN IN THE
                                                                             COST         VALUE      BALANCE SHEET
                                                                         ------------  ------------  -------------
Type of Investment:
FIXED MATURITY SECURITIES
  United States Government.............................................  $     13,957  $     14,507   $    14,507
  Foreign Governments..................................................       166,899       172,321       172,321
  Mortgage-backed securities...........................................       212,434       216,845       216,845
  States, municipalities and political subdivisions....................     1,200,314     1,250,973     1,250,973
  Corporate bonds......................................................       419,715       425,857       425,857
  Subordinated convertibles............................................         8,182         8,085         8,085
                                                                         ------------  ------------  -------------
      Total Fixed Maturities...........................................     2,021,501     2,088,588     2,088,588
EQUITY SECURITIES......................................................       124,999       142,527       142,527
CASH AND SHORT-TERM INVESTMENTS........................................       116,919       116,919       116,919
                                                                         ------------  ------------  -------------
      Total Investments................................................  $  2,263,419  $  2,348,034   $ 2,348,034
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

                                                                     SCHEDULE II
                         NAC RE CORP. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  NAC RE CORP.
                                 BALANCE SHEET
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                  1997        1996
                                                                                               ----------  ----------
ASSETS
Fixed maturities.............................................................................  $   25,283  $   30,066
Short-term investments.......................................................................       1,657       5,377
Cash.........................................................................................       3,186         266
Accrued investment income....................................................................         353         444
Deferred expenses............................................................................       1,527       1,865
Federal income tax recoverable...............................................................      --             940
Investment in wholly-owned subsidiaries......................................................     934,124     825,283
Fixed assets.................................................................................       9,614       7,679
Intercompany receivable, net.................................................................       8,813      --
Other assets.................................................................................       1,037         876
                                                                                               ----------  ----------
    Total assets.............................................................................  $  985,594  $  872,796
                                                                                               ----------  ----------
                                                                                               ----------  ----------
LIABILITIES
8% Notes due 1999............................................................................  $  100,000  $  100,000
7.15% Notes due 2005.........................................................................      99,942      99,934
5.25% Convertible Subordinated Debentures due 2002...........................................     100,000     100,000
Revolving credit loan........................................................................      12,924      12,924
Federal income tax payable...................................................................       9,318      --
Interest payable.............................................................................       1,587       1,537
Intercompany payable, net....................................................................      --             974
Dividend payable.............................................................................       1,372       1,104
Accrued expenses and other liabilities.......................................................       3,390       3,054
                                                                                               ----------  ----------
    Total liabilities........................................................................     328,533     319,527
                                                                                               ----------  ----------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value: 1,000 shares authorized, none issued (includes 90 shares of
  Series A Junior Participating Preferred Stock).............................................      --          --
Common stock, $.10 par value: 25,000 shares authorized (1997, 21,707; 1996, 21,464 issued)          2,171       2,146
Additional paid-in capital...................................................................     255,424     248,662
Unrealized appreciation of investments, net of tax...........................................      55,000      31,700
Currency translation adjustments, net of tax.................................................       5,989       8,377
Retained earnings............................................................................     426,309     335,868
Less treasury stock, at cost (1997, 3,398 shares; 1996, 3,061 shares)........................     (87,832)    (73,484)
                                                                                               ----------  ----------
    Total stockholders' equity...............................................................     657,061     553,269
                                                                                               ----------  ----------
    Total liabilities and stockholders' equity...............................................  $  985,594  $  872,796
                                                                                               ----------  ----------
                                                                                               ----------  ----------

                                                                     SCHEDULE II

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OR REGISTRANT--(CONTINUED)
                                  NAC RE CORP.
                              STATEMENT OF INCOME
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
INCOME
  Dividend declared from insurance subsidiary....................................  $  22,500  $  38,000  $   7,500
  Net investment income..........................................................      2,097      2,815      3,193
  Net investment (losses) gains..................................................        (14)        87        126
  Rental and other income........................................................      2,312      1,559      1,164
                                                                                   ---------  ---------  ---------
                                                                                      26,895     42,461     11,983
                                                                                   ---------  ---------  ---------
EXPENSES
  Interest and amortization expense..............................................     21,697     22,284     15,610
  Other operating costs and expenses.............................................      4,656      2,672      2,104
                                                                                   ---------  ---------  ---------
                                                                                      26,353     24,956     17,714
                                                                                   ---------  ---------  ---------
Income (loss) before intercompany tax allocation and equity in net income of
  wholly-owned subsidiaries less dividend declared...............................        542     17,505     (5,731)
                                                                                   ---------  ---------  ---------
Current intercompany tax credit..................................................      7,702      6,778      4,711
Deferred tax benefit.............................................................        190        424         41
                                                                                   ---------  ---------  ---------
Total tax credit, net............................................................      7,892      7,202      4,752
                                                                                   ---------  ---------  ---------
Income (loss) before equity in net income of wholly-owned subsidiaries less
  dividend declared..............................................................      8,434     24,707       (979)
Equity in net income of wholly-owned subsidiaries less dividend declared.........     87,243     45,813     63,803
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  95,677  $  70,520  $  62,824
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                     SCHEDULE II

                         NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OR REGISTRANT--(CONTINUED)

                                  NAC RE CORP.
                            STATEMENT OF CASH FLOWS
                                (PARENT COMPANY)
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  -----------
OPERATING ACTIVITIES
  Net income.................................................................  $   95,677  $   70,520  $    62,824
  Less equity in net income of subsidiaries, less cash dividend ($22,500 in
    1997, $38,000 in 1996, $7,500 in 1995)...................................      87,243      45,813       63,803
                                                                               ----------  ----------  -----------
                                                                                    8,434      24,707         (979)
Adjustments to reconcile net income to net cash provided by operating
  activities.................................................................       3,328       2,482        1,866
                                                                               ----------  ----------  -----------
Net cash provided by operating activities....................................      11,762      27,189          887
                                                                               ----------  ----------  -----------
INVESTING ACTIVITIES
  Sales of fixed maturity investments........................................      10,489       8,844        9,722
  Maturities of fixed maturity investments...................................       3,000       7,000        4,700
  Purchases of fixed maturity investments....................................      (8,435)    (12,425)     (10,527)
  Net sales (purchases) of short-term investments............................       3,720       9,553       (7,285)
  Purchases of furniture and equipment.......................................      (4,164)     (4,648)      (1,290)
  Contribution to subsidiary.................................................      --          --         (146,556)
                                                                               ----------  ----------  -----------
Net cash provided (used) by investing activities.............................       4,610       8,324     (151,236)
                                                                               ----------  ----------  -----------
FINANCING ACTIVITIES
  Issuance of shares.........................................................       5,864       1,951       52,056
  Net proceeds from issuance of 7.15% Notes..................................      --          --           99,214
  Purchase of treasury shares, net of reissuance.............................     (14,348)    (30,886)        (204)
  Cash dividends paid to stockholders........................................      (4,968)     (4,163)      (3,260)
  Borrowings under revolving credit agreement................................      --           8,162      --
  Repayments under revolving credit agreement................................      --         (13,000)     --
                                                                               ----------  ----------  -----------
Net cash (used) provided by financing activities.............................     (13,452)    (37,936)     147,806
                                                                               ----------  ----------  -----------
Increase (decrease) in cash..................................................       2,920      (2,423)      (2,543)
Cash--beginning of year......................................................         266       2,689        5,232
                                                                               ----------  ----------  -----------
Cash--end of year............................................................  $    3,186  $      266  $     2,689
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

                                  SCHEDULE III
                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                     FUTURE
                                     POLICY
                                    BENEFITS,                                          BENEFITS,
                                     LOSSES,                                            CLAIMS,    AMORTIZATION
                        DEFERRED     CLAIMS                                             LOSSES     OF DEFERRED
                         POLICY        AND                                   NET          AND         POLICY        OTHER
                       ACQUISITION   CLAIMS     UNEARNED      PREMIUM    INVESTMENT   SETTLEMENT   ACQUISITION    OPERATING
                          COSTS     EXPENSES    PREMIUMS      REVENUE      INCOME      EXPENSES       COSTS       EXPENSES
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1997
Domestic:
 Property/Casualty...   $  89,072   $1,513,416  $ 285,217    $ 525,017    $ 109,545    $ 346,005    $  140,862    $  77,932
  Accident and
    Health...........      --            (462)       (219)      (1,386)        (458)      (1,697)       --             (326)
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.......      89,072   1,512,954     284,998      523,631      109,087      344,308       140,862       77,606
International:
 Property/Casualty...       3,637      98,692      17,461       51,016       13,963       35,187        10,290        9,289
Intercompany
  elimination........      --          (7,674)       (748)      --           --           --            --           --
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total..........   $  92,709   $1,603,972  $ 301,711    $ 574,647    $ 123,050    $ 379,495    $  151,152    $  86,895
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1996
Domestic:
 Property/Casualty...   $  82,369   $1,434,429  $ 255,514    $ 474,025    $  93,062    $ 303,485    $  133,423    $  71,231
  Accident and
    Health...........      --           2,764         775        1,987          144         (950)       --              110
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.......      82,369   1,437,193     256,289      476,012       93,206      302,535       133,423       71,341
International:
 Property/Casualty...       2,842      80,531      15,609       50,330       11,124       36,418         9,901        7,587
Intercompany
  elimination........      --          (4,379)     --           --           --           --            --           --
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total..........   $  85,211   $1,513,345  $ 271,898    $ 526,342    $ 104,330    $ 338,953    $  143,324    $  78,928
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
DECEMBER 31, 1995
Domestic:
 Property/Casualty...   $  68,158   $1,246,187  $ 216,213    $ 450,068    $  80,875    $ 293,262    $  132,049    $  55,919
  Accident and
    Health...........      --           3,584       2,005        2,926          708        1,776        --              489
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Subtotal.......      68,158   1,249,771     218,218      452,994       81,583      295,038       132,049       56,408
International:
 Property/Casualty...       2,308      43,277      12,520       38,791        7,725       31,110         7,014        6,044
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
Intercompany
  elimination........      --            (633)     --           --           --           --            --           --
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
      Total..........   $  70,466   $1,292,415  $ 230,738    $ 491,785    $  89,308    $ 326,148    $  139,063    $  62,452
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------
                       -----------  ---------  -----------  -----------  -----------  -----------  ------------  -----------


                        PREMIUMS
                         WRITTEN
                       -----------
DECEMBER 31, 1997
Domestic:

 Property/Casualty...   $ 543,633
  Accident and
    Health...........      (2,271)
                       -----------
      Subtotal.......     541,362
International:

 Property/Casualty...      52,294
Intercompany
  elimination........      --
                       -----------
      Total..........   $ 593,656
                       -----------
                       -----------
DECEMBER 31, 1996
Domestic:

 Property/Casualty...   $ 521,072
  Accident and
    Health...........         804
                       -----------
      Subtotal.......     521,876
International:

 Property/Casualty...      52,128
Intercompany
  elimination........      --
                       -----------
      Total..........   $ 574,004
                       -----------
                       -----------
DECEMBER 31, 1995
Domestic:

 Property/Casualty...   $ 471,917
  Accident and
    Health...........       4,131
                       -----------
      Subtotal.......     476,048
International:

 Property/Casualty...      45,441
                       -----------
Intercompany
  elimination........      --
                       -----------
                       -----------
      Total..........   $ 521,489
                       -----------
                       -----------

                                                                     SCHEDULE IV

                         NAC RE CORP. AND SUBSIDIARIES

                                  REINSURANCE

                                 (IN THOUSANDS)

                                                                                                         PERCENTAGE
                                                                     CEDED       ASSUMED                  OF AMOUNT
                                                         GROSS      TO OTHER   FROM OTHER      NET         ASSUMED
                                                         AMOUNT    COMPANIES    COMPANIES     AMOUNT       TO NET
                                                       ----------  ----------  -----------  ----------  -------------
DECEMBER 31, 1997
Premiums Written:
  Property/casualty..................................  $  120,509  $  130,645   $ 606,063   $  595,927          102%
  Accident and health................................         (26)       (433)     (2,678)      (2,271)         118
                                                       ----------  ----------  -----------  ----------          ---
      Total..........................................  $  120,483  $  130,212   $ 603,385   $  593,656          102%
                                                       ----------  ----------  -----------  ----------          ---
                                                       ----------  ----------  -----------  ----------          ---
DECEMBER 31, 1996
Premiums Written:
  Property/casualty..................................  $   72,749  $  139,928   $ 640,379   $  573,200          112%
  Accident and health................................          61         148         891          804          111
                                                       ----------  ----------  -----------  ----------          ---
      Total..........................................  $   72,810  $  140,076   $ 641,270   $  574,004          112%
                                                       ----------  ----------  -----------  ----------          ---
                                                       ----------  ----------  -----------  ----------          ---
DECEMBER 31, 1995
Premiums Written:
  Property/casualty..................................  $   70,138  $  155,777   $ 602,997   $  517,358          117%
  Accident and health................................          45         672       4,758        4,131          115
                                                       ----------  ----------  -----------  ----------          ---
      Total..........................................  $   70,183  $  156,449   $ 607,755   $  521,489          117%
                                                       ----------  ----------  -----------  ----------          ---
                                                       ----------  ----------  -----------  ----------          ---

                                                                     SCHEDULE VI

                         NAC RE CORP. AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                           DEFERRED     RESERVE FOR
                                            POLICY     UNPAID CLAIMS   DISCOUNT                               NET
                                          ACQUISITION   AND CLAIMS      IF ANY,     UNEARNED     EARNED    INVESTMENT
      AFFILIATION WITH REGISTRANT            COSTS       EXPENSES     DEDUCTED(1)   PREMIUMS    PREMIUMS     INCOME
----------------------------------------  -----------  -------------  -----------  ----------  ----------  ----------
CONSOLIDATED SUBSIDIARIES
December 31, 1997.......................   $  92,709    $ 1,603,972    $  26,290   $  301,711  $  574,647  $  120,953
December 31, 1996.......................   $  85,211    $ 1,513,345    $  20,766   $  271,898  $  526,342  $  101,515
December 31, 1995.......................   $  70,466    $ 1,292,415    $  18,340   $  230,738  $  491,785  $   86,115

                                          CLAIMS AND
                                            CLAIMS
                                           EXPENSES     AMORTIZATION
                                           INCURRED          OF
                                        RELATED TO (2)    DEFERRED
                                        --------------     POLICY     PAID CLAIMS
                                        CURRENT   PRIOR ACQUISITION   AND CLAIMS    PREMIUMS
      AFFILIATION WITH REGISTRANT       YEAR   YEARS       COSTS       EXPENSES     WRITTEN
------------------------------------------  ----------  ------------  -----------  ----------
CONSOLIDATED SUBSIDIARIES
December 31, 1997.......................$418,091 ($  38,596)  $  151,152  $  78,918 $  593,656
December 31, 1996.......................$372,294 ($  33,341)  $  143,324  $ 190,424 $  574,004
December 31, 1995.......................$345,783 ($  19,635)  $  139,063  $ 180,386 $  521,489

------------------------

(1) Relates to certain workers' compensation case reserves which are discounted for statutory accounting purposes utilizing a 5% interest rate, and a 7% interest rate for GAAP.

(2) Amounts are net of discount related to certain workers' compensation case reserves.