Form 10-Q
period 1998-03-31
NAC RE CORP
filed 1998-05-14
CIK 775542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

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

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 18,339,261 shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 31, 1998.

================================================================================

                         NAC RE CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Independent Accountants' Review Report                             3

         Consolidated Balance Sheet -
         March 31, 1998 and December 31, 1997                               4

         Consolidated Statement of Income -
         Three Months Ended March 31, 1998 and 1997                         5

         Consolidated Statement of Stockholders' Equity -
         Three Months Ended March 31, 1998 and 1997                         6

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1998 and 1997                         7

         Notes to Consolidated Financial Statements                       8-9

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                10-15

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          16

         Signatures                                                         17

         Exhibit 15                                                         18

         Exhibit 27                                                      19-20

INDEPENDENT ACCOUNTANT'S REVIEW REPORT
--------------------------------------


Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements.


New York, New York                        ERNST & YOUNG LLP

April 21, 1998

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                (Unaudited)
                                                                                  March 31,         December 31,
                                                                                    1998                1997
                                                                               -------------      --------------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1998, $2,031,210; 1997, $2,021,501)         $2,099,022          $2,088,588
    Equity securities (cost: 1998, $134,730; 1997, $124,999)                         156,740             142,527
Short-term investments                                                                86,744             108,489
                                                                               -------------      --------------
     TOTAL INVESTMENTS                                                             2,342,506           2,339,604
                                                                               -------------      --------------

Cash                                                                                   8,438               8,430
Accrued investment income                                                             33,547              36,347
Premiums receivable                                                                  229,839             227,569
Reinsurance recoverable balances, net                                                180,163             172,277
Reinsurance recoverable on unearned premiums                                          33,287              31,297
Deferred policy acquisition costs                                                     93,550              92,709
Excess of cost over net assets acquired                                                3,184               3,276
Deferred tax asset, net                                                               41,417              42,646
Other assets                                                                          43,453              30,710
                                                                               -------------      --------------
     TOTAL ASSETS                                                                 $3,009,384          $2,984,865
                                                                               =============      ==============
LIABILITIES
Claims and claims expenses                                                        $1,618,836          $1,603,972
Unearned premiums                                                                    306,693             301,711
8% Notes due 1999                                                                    100,000             100,000
7.15% Notes due 2005                                                                  99,943              99,942
5.25% Convertible Subordinated Debentures due 2002                                   100,000             100,000
Investment accounts payable                                                            4,119              26,108
Revolving credit agreement                                                            12,924              12,924
Other liabilities                                                                     83,724              83,147
                                                                               -------------      --------------
     TOTAL LIABILITIES                                                             2,326,239           2,327,804
                                                                               =============      ==============

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value: 1,000 shares authorized, none issued
     (Includes 90 shares of Series A Junior Participating Preferred Stock)                 -                   -
Common stock, $.10 par value:
      25,000 shares authorized  (1998, 21,783; 1997, 21,707 shares issued)             2,178               2,171
Additional paid-in capital                                                           257,906             255,424
Accumulated other comprehensive income                                                65,281              60,989
Retained earnings                                                                    447,938             426,309
Less treasury stock, at cost (1998, 3,444; 1997, 3,398 shares)                      (90,158)            (87,832)
                                                                               -------------      --------------
     TOTAL STOCKHOLDERS' EQUITY                                                      683,145             657,061
                                                                               -------------      --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $3,009,384          $2,984,865
                                                                               =============      ==============


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                                            (Unaudited)
                                                                                   Three months ended March 31,
                                                                               --------------------------------------
                                                                                  1998                       1997
                                                                               -----------               -----------
PREMIUMS AND OTHER REVENUES
    Net premiums written                                                          $136,190                  $136,171
    Increase in unearned premiums                                                  (2,836)                   (4,061)
                                                                               -----------               -----------
    Premiums earned                                                                133,354                   132,110
    Net investment income                                                           32,085                    28,572
    Net investment gains                                                             7,874                     5,133
                                                                               -----------               -----------
    Total revenues                                                                 173,313                   165,815

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                                                      88,692                    87,531
    Commissions and brokerage                                                       33,443                    32,886
    Other operating expenses                                                        17,126                    15,177
    Interest expense                                                                 5,426                     5,474
                                                                               -----------               -----------
    Total operating costs and expenses                                             144,687                   141,068

INCOME
Income before income taxes                                                          28,626                    24,747
                                                                               -----------               -----------
    Federal and foreign income taxes:
        Current                                                                      6,684                    10,857
        Deferred                                                                   (1,064)                   (5,964)
                                                                               -----------               -----------
    Income tax expense (benefit)                                                     5,620                     4,893
                                                                               -----------               -----------
Net income                                                                         $23,006                   $19,854
                                                                               ===========               ===========
PER SHARE DATA
Basic:
   Average shares outstanding                                                       18,355                    18,432
   Operating income/net income                                                       $1.25                     $1.08

Diluted (assuming conversion of dilutive convertible securities):
   Average shares outstanding                                                       20,954                    20,712
   Operating income/net income                                                       $1.14                     $1.00
Cash dividends declared per share                                                   $0.075                     $0.06


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other           Total
                                         Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive   Stockholders'
                                         Stock      Capital       Income        Earnings     Stock        Income           Equity
                                         -----      -------       ------        --------     -----        ------           ------
Balance, At December 31, 1997           $2,171     $255,424                     $426,309  ($87,832)      $60,989         $657,061
Comprehensive income:
    Net income                                                   $23,006          23,006                                   23,006
    Other comprehensive income,
     net of tax:
       Unrealized appreciation of
       investments                                                 3,384                                                    3,384
       Currency translation adjustments                              908                                                      908


   Other comprehensive income                                      4,292                                   4,292

Total comprehensive income                                       $27,298
Issuance of shares                           7        2,482                                                                 2,489
Dividends declared on common stock                                               (1,377)                                   (1,377)
Purchase of treasury shares                                                                 (2,326)                        (2,326)
                                       -------- ------------ ------------ --------------- ---------- ------------ ----------------
Balance at March 31, 1998               $2,178     $257,906                     $447,938  ($90,158)      $65,281         $683,145
                                       ======== ============ ============ =============== ========== ============ ================

                                                                                (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                           Other           Total
                                         Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive   Stockholders'
                                         Stock      Capital       Income        Earnings     Stock        Income           Equity
                                         -----      -------       ------        --------     -----        ------           ------
Balance, At December 31, 1996           $2,146     $248,662                     $335,868  ($73,484)      $40,077         $553,269
Comprehensive income:
   Net income                                                     $19,854         19,854                                   19,854
   Other comprehensive income,
    net of tax:
      Unrealized depreciation of
       investments                                                (15,653)                                                (15,653)
      Currency translation adjustments                             (3,477)                                                 (3,477)
    Other comprehensive income                                    (19,130)                               (19,130)
Total comprehensive income                                           $724
Issuance of shares                           9        1,891                                                                 1,900
Dividends declared on common stock                                               (1,109)                                   (1,109)
Purchase of treasury shares                                                                 (3,784)                        (3,784)
                                       -------- ------------ ------------ --------------- ---------- ------------ ----------------
Balance at March 31, 1997               $2,155     $250,553                     $354,613  ($77,268)      $20,947         $551,000
                                       ======== ============ ============ =============== ========== ============ ================


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                 (Unaudited)
                                                         Three months ended March 31,
                                                        ------------------------------
                                                             1998             1997
                                                        -------------    -------------
OPERATING ACTIVITIES
     Net income                                         $      23,006    $      19,854
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net           4,929          241,349
          Unearned premiums, net                                2,819            4,058
          Premiums receivable                                  (1,991)          (7,884)
          Accrued investment income                             2,848             (696)
          Reinsurance balances, net                             6,508          (44,290)
          Deferred policy acquisition costs                      (805)          (2,041)
          Net investment gains                                 (7,874)          (5,133)
          Deferred tax asset, net                              (1,082)          (5,964)
          Other liabilities                                    (4,002)          11,745
          Other items, net                                    (10,455)         (10,459)
                                                        -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      13,901          200,539
                                                        -------------    -------------

INVESTING ACTIVITIES
     Sales of fixed maturity investments                      310,627          386,972
     Maturities of fixed maturity investments                   3,522            7,629
     Purchases of fixed maturity investments                 (340,404)        (467,650)
     Net sales (purchases) of short-term investments           21,753         (110,841)
     Sales of equity securities                                 7,951           22,236
     Purchases of equity securities                           (14,296)         (24,019)
     Purchases of furniture and equipment                      (1,799)          (1,040)
                                                        -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                         (12,646)        (186,713)
                                                        -------------    -------------

FINANCING ACTIVITIES
     Issuance of shares                                         2,309            1,671
     Purchase of treasury shares, net of reissuance            (2,326)          (2,840)
     Cash dividends paid to stockholders                       (1,372)          (1,104)
                                                        -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                          (1,389)          (2,273)
                                                        -------------    -------------
Effects of exchange rate changes on cash                          142              129
                                                        -------------    -------------

Increase  in cash                                                   8           11,682
Cash - beginning of year                                        8,430           18,853
                                                        -------------    -------------
Cash - end of period                                    $       8,438    $      30,535
                                                        =============    =============


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

2.    Per Share Data

      Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

                                                                    (In Thousands)
                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                              1998                 1997
                                                             -------              -------
Basic Earnings Per Share:
   Net income                                                $23,006              $19,854
   Weighted average shares                                    18,355               18,432
   Basic earnings per share                                  $  1.25              $  1.08

Diluted Earnings Per Share:
   Net income                                                $23,006              $19,854
   Add back after-tax interest on convertible
     debentures                                                  876                  876
                                                             -------              -------
   Adjusted net income                                       $23,882              $20,730
                                                             =======              =======

   Weighted average shares                                    18,355               18,432
   Assumed exercise of dilutive stock options (1)                579                  260
   Assumed conversion of convertible debentures (2)            2,020                2,020
                                                             -------              -------
   Weighted average shares and dilutive securities            20,954               20,712
                                                             =======              =======
   Diluted earnings per share                                $  1.14              $  1.00
                                                             =======              =======

      (1) Computed utilizing the average market price of Common Stock for the period.

      (2) Reflects the assumed conversion of the Company's 5.25% Convertible Subordinated Debentures due 2002.

3.    Retrocession

      The Company's balance sheets as of March 31, 1998 and December 31, 1997 reflect reinsurance recoverable balances as assets, the components of which are stated in the table below.

                                                      (In Thousands)
                                          Reinsurance Recoverable Balances, Net
                                          -------------------------------------
                                           March 31, 1998      December 31, 1997
                                          ----------------     ----------------

Paid Claims                               $         11,486     $         10,646
Unpaid Claims and Claims Expenses                  205,872              196,836
Ceded Balances Payable                             (36,265)             (34,305)
Funds Held Liability                                  (930)                (900)
                                          ----------------     ----------------
       Net                                $        180,163     $        172,277
                                          ================     ================


      The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows:

                                             (In Thousands)
                                           Three months ended
                                                March 31,
                                        ------------------------
                                          1998           1997
                                        ------------------------
Ceded premiums written                  $29,178          $32,371
Ceded premiums earned                   $27,919          $29,926
Ceded claims and claims expenses        $16,858          $18,763


4.    Comprehensive Income

      In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that a company classify items that meet the definition of components of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of the statement of financial position. Comprehensive income includes all changes in equity during a period resulting from transactions and other events from nonowner sources. Accumulated other comprehensive income, net of tax, for the Company includes unrealized appreciation of investments and foreign currency translation adjustments, which totaled $65.3 million at March 31, 1998.


5.    Subsequent Event

      On April 30, 1998, the Company, along with Mellon Bank Corporation, announced the signing of a letter of intent to each purchase a significant interest in Prime Advisors, Inc. ("Prime"), a Washington-based investment advisor firm. Prime is a market leader in the specialized property/casualty insurance asset management industry. In addition to the stock purchase, NAC Re intends to retain Prime to manage a segment of its invested assets.

      The transaction is subject to completion of a definitive agreement and receipt of required regulatory approvals. The purchase is not expected to have a material impact on the financial condition or results of operations of the Company in 1998.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


NAC Re Corporation ("NAC Re") is the holding company for NAC Reinsurance Corporation ("NAC") and its wholly owned insurance and reinsurance domestic and foreign subsidiaries. NAC Re and its subsidiaries are collectively referred to as the Company.

Results of Operations

Operating earnings, excluding investment gains, of $17.9 million or $.90 per diluted share, increased 8.4% over the $.83 per diluted share that was reported in the comparable quarter of 1997. Net income, including investment gains, was $23.0 million or $1.14 per diluted share representing an increase of 14% over the $1.00 per diluted share that was reported for the 1997 first quarter. Realized investment gains, net of tax, were $5.1 million or $.24 per diluted share for the 1998 first quarter, compared to $3.5 million or $.17 per diluted share for the 1997 first quarter.

Premium Revenues

The Company's growth in premium revenue for its domestic and international operations are as follows:

                                             (In Millions)
                                         Net Premiums Written
                                     Three Months Ended March 31,
                                 ------------------------------------
                                     1998         1997       % Chg
                                 -----------  -----------  ----------
Domestic:
     Casualty                    $      67.3  $      75.7       (11.2)%
     Property                           34.4         27.3        25.9
     Specialty/Other                    19.6         19.3         2.0
                                 -----------  -----------  ----------
        Subtotal                       121.3        122.3        (0.8)
                                 -----------  -----------  ----------
International:
     Casualty                            6.7          7.1        (4.7)
     Property                            6.0          6.8       (12.5)
     Specialty/Other                     2.2         --          --
                                 -----------  -----------  ----------
        Subtotal                        14.9         13.9         7.3
                                 -----------  -----------  ----------
Total                            $     136.2  $     136.2        --   %
                                 ===========  ===========  ==========


As shown in the table above, the Company's worldwide net premiums written for the 1998 first quarter were $136.2 million, equal to the premiums reported in the 1997 first quarter. Domestic net premiums written for the 1998 first quarter were $121.3 million, compared to $122.3 million for the 1997 first quarter.

Domestic casualty net premiums written decreased 11.2% from the comparable 1997 period, primarily as a result of extremely competitive market conditions, the availability of significant capital and the increased retention of primary companies. Property net premiums written for the 1998 first quarter increased 25.9%. The increase is primarily attributable to growth in both our facultative and treaty businesses, coupled with favorable ceded premium charges. Net premiums written from the specialty lines which consist of fidelity/surety, ocean marine, aviation business and certain primary program business totaled $19.6 million, an increase of 2.0% over the 1997 first quarter.

The Company's international operation, NAC Reinsurance International Limited, reported net premiums written of $14.9 million for the 1998 first quarter, compared to $13.9 million for the 1997 first quarter. Net premium growth for the first quarter includes the results of our new subsidiary, Stonebridge Underwriting Ltd., which is participating at Lloyd's as a corporate capital vehicle on the Denham Syndicate commencing with the 1998 underwriting year.

In January 1998, the Company announced an agreement in principle to acquire the managing agency assets of Morgan, Fentiman & Barber (MFB), a Lloyd's managing agency. MFB currently manages Denham Syndicate 990 which underwrites a specialized book of business, including both direct and reinsurance business. This acquisition is expected to close later this year upon the completion of due diligence and regulatory approval. However, there are no assurances that this acquisition will be consummated. The transaction is not expected to have a material impact on the financial condition or results of operations of the Company in 1998.

Operating Costs and Expenses

Generally, claims and claims expenses represent the Company's most significant and uncertain costs. These expenses are only estimates at a given point in time of what the insurer or reinsurer expects the ultimate settlement and administration of claims to cost based on facts and circumstances then known. The Company would generally expect to refine such estimates in subsequent accounting periods with adjustments possible in either direction as additional information becomes known.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of the Company's international subsidiary on a U.S. statutory basis:

                                             Three months ended       Year ended
                                                  March 31,           December 31,
                                          ------------------------    -----------
                                             1998          1997           1997
                                          ----------    ----------    -----------
Claims and Claims Expenses                     66.0  %       65.8 %        65.9  %
Commissions and Brokerage                      25.8          26.1          27.3
Other Underwriting Expenses                    11.0          10.2           9.9
                                          ----------    ----------    -----------
Domestic Statutory Composite Ratio            102.8 %       102.1 %       103.1  %
                                          ----------    ----------    -----------
International Statutory Composite Ratio       108.9 %       109.4 %       108.9  %
                                          ----------    ----------    -----------
Consolidated Statutory Composite Ratio        103.5 %       102.8 %       103.6  %
                                          ----------    ----------    -----------

The Company's domestic statutory composite ratio for the 1998 first quarter was 102.8% compared with 102.1% for the 1997 first quarter ratio. The slight increase in the composite ratio compared to the prior year is reflective of the impact of the competitive market conditions on pricing adequacy coupled with an increase in underwriting expenses.

The Company experienced net favorable claim development for business written since 1986. This favorable development is driven by several factors, some of which are interdependent. A principal factor is the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies from which the reserves for claims and claims expenses are derived. Such loss ratios are periodically adjusted to reflect comparisons of actuarially-computed expected claims to actual claims and claims expense development, inflation and other considerations. The favorable development in more recent underwriting years has offset certain unfavorable development on business written prior to 1986, including asbestos and environmental claims.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1998 first quarter reflects a decrease compared to the 1997 first quarter, principally due to the effects of certain contractual provisions which adjust commission expense based on claim experience.

Other underwriting expenses for the 1998 first quarter have increased as compared to the 1997 prior year period, reflecting continued business expansion, investments in technology and the continued investment in our facultative infrastructure.

Investments

Cash and invested assets at both March 31, 1998 and December 31, 1997 were $2.3 billion, excluding net investment payables of $4.1 million and $25.8 million for 1998 and 1997, respectively.

Net investment income for the 1998 first quarter was $32.1 million, an increase of 12.3% over the 1997 comparable period. On an after-tax basis, net investment income for the 1998 first quarter was $25.6 million or $1.22 per diluted share, an increase of 13.7% over the comparable 1997 period. The increase is primarily attributable to the higher invested asset base coupled with the increase in the Company's investment in tax-exempt securities. The Company's pretax investment yield was 5.7% for the 1998 first quarter, compared to 5.6% for the 1997 first quarter. The after-tax investment yield for the 1998 first quarter was 4.5%, compared to 4.4% for the comparable prior year period.

Net investment gains, net of tax for the 1998 first quarter were $5.1 million or $.24 per diluted share, compared to net investment gains of $3.5 million or $.17 per diluted share for the 1997 first quarter. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. The Company's emphasis on high quality fixed maturity investments reflects this strategy. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns without compromising balance sheet integrity. At March 31, 1998, our fixed maturity investments amounted to $2.1 billion, which approximates 89% of cash and invested assets, and approximately 94% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The balance of the Company's investment portfolio at March 31, 1998, consisting of cash, short-term investments and equity securities, amounted to $251.9 million. As of March 31, 1998, the Company held approximately $156.7 million or 6.7% of cash and invested assets in equity securities which represented 22% of statutory surplus.

Uncertainties exist regarding interest rates and inflation and their potential impact on the market values of the Company's fixed income securities. The Company actively considers the risks and financial rewards associated with the maturity distribution of its fixed income portfolio. In this regard, the Company takes into consideration the pattern of expected claim payments and the Company's future cash flow projections in evaluating its investment opportunities. As of March 31, 1998, the Company's fixed maturity investment securities had an average duration of 5.5 years.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, and dividends and tax reimbursements from NAC. These dividends from NAC are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $716.7 million at March 31, 1998 which ranks among the largest domestic reinsurers measured on this basis.

Total assets exceeded $3.0 billion at March 31, 1998. Stockholders' equity reached $683.1 million or $37.25 per share at March 31, 1998 compared to $657.1 million or $35.89 per share at December 31, 1997. The unrealized appreciation of investments, net of tax, which is the principal component of accumulated other comprehensive income, increased to $58.4 million at March 31, 1998 from $55.0 million at December 31, 1997.

Cash flow from operations for the 1998 first quarter was $13.9 million compared to $200.5 million for the comparable 1997 period. The 1997 cash flow from operations included approximately $180 million from the termination of two retrocessional programs. Excluding the impact of the termination, the decline in cash flow from the prior year period is attributed to higher claim and other underwriting expense payments.

NAC Re maintains a revolving credit facility under which it can borrow up to $35 million. Outstanding borrowings as of March 31, 1998 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock. The facility is scheduled to be reduced on a quarterly basis beginning in July 1998.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

During the first three months of 1998, the Company repurchased approximately 46,000 shares of common stock at an average cost of $51.01 per share. Subsequently, the Company has repurchased an additional 154,000 shares. From the inception of the program, approximately 3.6 million shares have been repurchased at an average cost of $27.14 per share. Approximately 456,000 shares remain authorized for repurchase under the program.

The Company declared a quarterly cash dividend of $.075 per share for the 1998 first quarter. The regular cash dividend was increased to $.075 from $.06 per share in June 1997.

Impact of the Year 2000 Issue

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1995. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be reviewed or designed to ensure they are Year 2000 compliant prior to implementation. Systems not identified for replacement are expected to be assessed and made Year 2000 compliant prior to year end 1999 at a cost that is not expected to be material to the Company. Currently management is conducting a review of all such systems. As of March 31, 1998, management had not identified any hardware or software computer system with a significant Year 2000 compliance problem that would be expected to have a materially adverse affect on the Company's financial condition or results of operations.

The Company is currently contacting certain customers, retrocessionnaires, reinsurance intermediaries, managing general agents, suppliers, and other constituents to determine the nature and extent of their Year 2000 compliance efforts and to assess whether their noncompliance would have a material adverse affect on the Company's financial condition or results of operations.

There is presently uncertainty as to whether Year 2000-related claims will have a material affect on the industry's financial condition or results of operations. Due to these uncertainties, the Company believes that no meaningful range of claims and claims expense liabilities beyond recorded reserves can be established. As these uncertainties are resolved, additional reserve provisions, which could be material in amount, may be necessary.

Regulatory Initiatives

NAC Re and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re's international subsidiary is subject to the regulatory authority of the United Kingdom Department of Trade and Industry. The international subsidiary's Australian branch office is also subject to the Australian Insurance and Supervisory Commission's solvency and regulatory authority. These regulations vary from jurisdiction to jurisdiction, and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company relate to reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial strength and general business operations.

In 1993, the National Association of Insurance Commissioners (the "NAIC"), by adopting a model risk-based capital act, intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and determine whether there is a perceived need for corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the Company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act has not yet been adopted in New York, NAC's domicile, New York has issued a circular letter requiring the filing of risk-based capital reports by property and casualty insurers and reinsurers. The NAIC also adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

Various other regulatory and legislative initiatives have been proposed from time to time that could impact reinsurers. Generally, the thrust of regulatory efforts has been to improve the solvency of reinsurers and create incentives for insurers to do business with well capitalized, prompt paying reinsurers operating under U.S. jurisdiction. While we cannot quantify the impact of these regulatory efforts on the Company's operations, we believe the Company is adequately positioned to compete in an environment of more stringent regulation.

Safe Harbor Disclosure for Forward-Looking Statements

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "could have," "may have," and similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following:

      Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

      Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages;

      The ability of the Company to execute its business strategies;

      Changes in the frequency and severity of catastrophes which could significantly impact the Company's business in terms of net income, reinsurance costs, and cash flow;

      Adverse development on claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, inflation, new theories of liability, or new insurance and reinsurance contract interpretations;

      Changes in the Company's retrocessional arrangements;

      Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionnaires or reinsurers;

      Increases in interest rates, which cause a reduction in the market value of the Company's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common shareholders' equity and decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

      Declines in the value of the Company's common equity investments and credit losses on the Company's investment portfolio;

      Gains or losses related to foreign currency exchange rate fluctuations;
      and

      Adverse results in litigation matters including, but not limited to, litigation related to environmental, asbestos, other potential mass tort claims, and claims related to the Year 2000.

In addition to the factors outlined above that are directly related to the Company's business, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.

                           PART II. OTHER INFORMATION



Item 6.     Exhibits

(a)   Exhibit Index:


Exhibit                 Description                                         Page

  15        Letter Re: Unaudited Interim Financial Information               18

  27        Financial Data Schedule                                          19



(b) There were no reports filed on Form 8-K for the three months ended March 31, 1998.

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


                                         NAC Re CORP.
                                         (Registrant)


Date: May 8, 1998                        NICHOLAS M. BROWN, JR.
      ----------------------------       --------------------------------------
                                         Nicholas M. Brown, Jr.
                                         President and Chief Operating Officer


Date: May 8, 1998                        JEROME T. FADDEN
      ----------------------------       --------------------------------------
                                         Jerome T. Fadden
                                         Vice President, Chief Financial Officer
                                         and Treasurer