Form 10-Q
period 1998-06-30
NAC RE CORP
filed 1998-08-14
CIK 775542

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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



                                 Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

   There were 18,179,188 shares outstanding of the Registrant's Common Stock, $.10 par value, as of June 30, 1998.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

NAC RE CORP. AND SUBSIDIARIES

TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION
         ---------------------
         PAGE NO.
         --------

        Independent Accountants' Review Report
            3
            -

        Consolidated Balance Sheet -
        June 30, 1998 and December 31, 1997
            4
            -

        Consolidated Statement of Income -
        Three Months and Six Months Ended June 30, 1998 and 1997
            5
            -

        Consolidated Statement of Stockholders' Equity -
        Six Months Ended June 30, 1998 and 1997
            6
            -

        Consolidated Statement of Cash Flows -
        Three Months and Six Months Ended June 30, 1998 and 1997
            7
            -

        Notes to Consolidated Financial Statements
            8-9
            ---

        Management's Discussion and Analysis
        of Financial Condition and Results of Operations
            10-16
            -----

PART II. OTHER INFORMATION
-------- -----------------

        Item 4.  Submission of Matters to a Vote of Security Holders
            17
            --

        Item 6.  Exhibits and Reports on Form 8-K
            17
            --

        Signatures
            18
            --

        Exhibit 10
            19-29
            -----

        Exhibit 15
            30
            --

        Exhibit 27
            31-32
            -----



INDEPENDENT ACCOUNTANT'S REVIEW REPORT
--------------------------------------


Board of Directors and Shareholders
-----------------------------------
NAC Re Corporation
------------------

We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

New York, New York              ERNST & YOUNG LLP
------------------              -----------------

July 21, 1998
-------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------






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

2.   Per Share Data

     Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. The following table is a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations.


                                                                       (In Thousands)
                                                                       --------------
                                                        Three Months           Six Months
                                                              Ended                Ended
                                                              June 30,             June 30,
                                                     --------------------------   -----------------------
                                                        1998           1997         1998         1997
                                                     ------------   -----------   ----------   ----------
Basic Earnings Per Share:
   Net income                                        $22,004        $28,582       $45,010      $48,436
   Weighted average shares                            18,174         18,376        18,264       18,404
   Basic earnings per share                            $1.21          $1.56         $2.46        $2.63
                                                     -------        -------       -------      -------
Diluted Earnings Per Share:
   Net income                                        $22,004        $28,582       $45,010      $48,436
   Add back after-tax interest on                        876            876         1,752        1,752
   Adjusted net income                               $22,880        $29,458       $46,762      $50,188
                                                     -------        -------       -------      -------

   Weighted average shares                            18,174         18,376        18,264       18,404
   Assumed exercise of dilutive stock options (1)        569            402           574          331



   Assumed conversion of convertible debentures (2)  2,020          2,020         2,020        2,020
                                                     ------------   -----------   ----------   ----------
   Weighted average shares and dilutive securities   20,763         20,798        20,858       20,755
   Diluted earnings per share                        $1.10          $1.42         $2.24        $2.42



(1) Computed utilizing the average market price of Common Stock for the period.

(2) Reflects the assumed conversion of the Company's 5.25% Convertible Subordinated Debentures due 2002.

3.  Retrocession

    The Company's balance sheets as of June 30, 1998 and December 31, 1997 reflect reinsurance recoverable balances as assets, the components of which are stated in the table below.


                                                   (In Thousands)
                                          Reinsurance Recoverable Balances,
                                                                  Net
                                          June 30,            December
                                           1998               31, 1997
                                          -------------       -------------

Paid Claims                               $10,867              $10,646
Unpaid Claims and Claims Expenses         221,250              196,836
Ceded Balances Payable                    (37,022)             (34,305)
Funds Held Liability                      (981)                   (900)
                                          -------------       -------------
       Net                                $194,114            $172,277
                                          =============       =============


The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows:


                                            (In Thousands)
                                        ------------------------------------------------------
                                                 Three                     Six months
                                                 months                      ended
                                                 ended                      June 30,
                                                June 30,
                                        ------------------------     -------------------------
                                          1998           1997           1998          1997

Ceded premiums written                  $33,706          $31,864     $62,884          $64,235
Ceded premiums earned                   $27,235          $28,767     $55,154          $58,693
Ceded claims and claims expenses        $21,676          $17,503     $38,534          $36,266


4.  Comprehensive Income

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that a company classify items that meet the definition of components of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of the statement of financial position. For the quarter ended June 30, 1998, total comprehensive income totaled $19.7 million compared to $45.1 million for the 1997 second quarter. Total comprehensive income for the six months ended June 30, 1998 totaled $47.0 million compared to $45.8 million for the 1997 six month period. Comprehensive income includes all changes in equity during a period resulting from transactions and other events from nonowner sources. After-tax unrealized appreciation of investments and currency translation adjustments are the principal items that are added to net income to derive comprehensive income. Accumulated other comprehensive income, net of tax, for the Company includes unrealized appreciation of investments of $60.0 million and foreign currency translation adjustments of $3.0 million at June 30, 1998.

5.  Accounting Pronouncement
--  ------------------------

    In June 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's financial position.

                                    Management's Discussion and Analysis of
                                    ---------------------------------------

Financial Condition and Results of Operations
---------------------------------------------

NAC Re Corporation ("NAC Re") is the holding company for NAC Reinsurance Corporation ("NAC") and its wholly owned insurance and reinsurance domestic and foreign subsidiaries. NAC Re and its subsidiaries are collectively referred to as the Company.

Results of Operations
---------------------

For the quarter ended June 30, 1998, operating earnings, excluding investment gains, of $18.6 million or $1.02 per basic share ($.94 cents per diluted share), increased 10.9% over the $.92 per basic share ($.86 per diluted share) that was reported in the comparable quarter of 1997. For the six months of 1998, operating earnings, excluding investment gains, of $36.5 million or $2.00 per basic share ($1.83 per diluted share), increased 10.5% over the $1.81 per basic share ($1.69 per diluted share) that was reported in the comparable quarter of 1997. Net income, including investment gains for the second quarter of 1998, was $22.0 million or $1.21 per basic share ($1.10 per diluted share), representing a decrease of 22.4% over the $1.56 per basic share ($1.42 per diluted share) that was reported for the 1997 second quarter. Net income for the six months of 1998 was $45.0 million or $2.46 per basic share ($2.24 per diluted share), compared to $48.4 million or $2.63 per basic share ($2.42 per diluted share), for the comparable 1997 period. Included in net income per share were realized investment gains, net of tax of $.19 and $.46 per basic share ($.16 and $.41 per diluted share) for the 1998 second quarter and six month period, respectively, compared to $.64 and $.82 per basic share ($.56 and $.73 per diluted share) for the same prior year periods.

Premium Revenues
----------------

The Company's premium revenue from its domestic and international operations are as follows:


                                                        (In millions)

                          --------------------------------------------------------------------------
                                                                      Net Premiums Written
                                  Three Months Ended                  Six Months Ended
                                              June 30,                           June 30,
                          -----------------------------------     ----------------------------------
                           1998          1997        % Chg         1998         1997        % Chg
                          ----------    ---------    --------     ---------    ---------    --------


Domestic:
     Casualty             $63.2            $80.8     (21.8)  %    $130.5         $156.5     (16.7)%
     Property             35.8              30.6     17.2         70.2             57.9     21.3
     Specialty/Other      27.5              23.5     16.9         47.1             42.8     10.2
                          ----------    ---------    --------     ---------    ---------    --------
                          ----------    ---------    --------     ---------    ---------    --------
        Subtotal          126.5            134.9     (6.2)        247.8           257.2     (3.6)
                          ----------    ---------    --------     ---------    ---------    --------
                          ----------    ---------    --------     ---------    ---------    --------



International:
     Casualty             7.0                7.0     -            13.7             14.1     (2.9)
     Property             5.2                6.7     (23.1)       11.1             13.5     (17.8)
     Other                2.6                  -     N/A          4.9                 -     N/A
                          ----------    ---------    --------     ---------    ---------    --------
        Subtotal          14.8              13.7     7.2          29.7             27.6     7.3
                          ----------    ---------    --------     ---------    ---------    --------
Total                     $141.3        $148.6       (5.0)   %    $277.5       $284.8       (2.6)   %
                          ----------    ---------    --------     ---------    ---------    --------
                          ----------    ---------    --------     ---------    ---------    --------



As shown in the table above, the Company's worldwide net premiums written for the 1998 second quarter and six month period were $141.3 million and $277.5 million, respectively, compared to $148.6 million and $284.8 million for the 1997 second quarter and six month period, respectively. This represents a decline of 5.0% and 2.6% from the comparable 1997 periods. Domestic net premiums written for the 1998 second quarter and six month period were $126.5 million and $247.8 million, respectively, compared to $134.9 million and $257.2 million for the 1997 second quarter and six month period.

Domestic casualty net premiums written decreased 21.8% from the comparable 1997 period, primarily as a result of extremely competitive market conditions and NAC Re's decision to non-renew accounts which do not meet the Company's profitability standards. Property net premiums written for the 1998 second quarter and six month period increased 17.2% and 21.3%, respectively. The year-to-date increase is primarily attributable to growth in both our treaty and facultative businesses, coupled with favorable ceded premium charges. Net premiums written from the specialty lines which consist of fidelity/surety, ocean marine, aviation business and certain primary program business totaled $27.5 million and $47.1 million, respectively, an increase of 16.9% and 10.2% over the 1997 second quarter and six month period, respectively.

The Company's international operation, NAC Reinsurance International Limited, reported net premiums written of $14.8 million and $29.7 million for the 1998 second quarter and six month period, respectively, compared to $13.7 million and $27.6 million, respectively, for the 1997 second quarter and six month period. Net premiums written for the second quarter and six month period include the results of a subsidiary, Stonebridge Underwriting Ltd., which is participating at Lloyd's as a corporate capital vehicle on the Denham Syndicate commencing with the 1998 underwriting year.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of the Company's international subsidiary on a U.S. statutory basis:


                                             Three months ended           Six months ended          Year ended
                                                  June 30,                    June 30,             December 31,
                                          -------------------------     ----------------------    ----------------
                                            1998           1997           1998         1997             1997
                                          ----------    -----------     ---------    ---------    ----------------
Claims and Claims Expenses                 % 66.0         % 66.0          % 66.0       % 65.9          % 65.9
Commissions and Brokerage                    25.9           27.7            25.9         26.9            27.3
Other Underwriting Expenses                  10.6            9.6            10.8          9.9             9.9
                                          ----------    -----------     ---------    ---------    ----------------
                                          ----------    -----------     ---------    ---------    ----------------
Domestic Statutory Composite Ratio          %102.5        %103.3          %102.7       %102.7          %103.1
                                          ----------    -----------     ---------    ---------    ----------------
                                          ----------    -----------     ---------    ---------    ----------------
International Statutory Composite Ratio     %108.8        %110.1          %108.8       %109.7          %108.9
                                          ----------    -----------     ---------    ---------    ----------------
                                          ----------    -----------     ---------    ---------    ----------------
Consolidated Statutory Composite Ratio      %103.1        %103.9          %103.3       %103.4          %103.6
                                          ----------    -----------     ---------    ---------    ----------------

The Company's domestic statutory composite ratios for the 1998 second quarter and six month period were 102.5% and 102.7%, respectively, compared to 103.3% and 102.7%, for the comparable 1997 periods.

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

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The Company's commission and brokerage ratio for the 1998 second quarter and six month period reflects a decrease compared to the 1997 comparable periods, principally due to the effects of certain contractual provisions which adjust commission expense based on claim experience.

The statutory underwriting expense ratios for the 1998 second quarter and six month period were 10.6% and 10.8%, respectively, compared to 1997 ratios of 9.6% and 9.9%. The increase in the underwriting expense ratios is reflective of the continuing business expansion and investments in technology coupled with lower premium volume. The Company continues to seek measures to contain operating expenses that are not central to its underwriting activities and to better utilize its resources.

Investments

Cash and invested assets at June 30, 1998 and December 31, 1997 were $2.4 billion and $2.3 billion, respectively, excluding net investment payables of $4.1 million and $25.8 million for 1998 and 1997, respectively.

Net investment income for the 1998 second quarter and six month period was $32.6 million and $64.7 million, respectively, increases of 7.5% and 9.8%, respectively, over the 1997 comparable periods. On an after-tax basis, net investment income for the 1998 second quarter and six month period was $26.3 million and $51.9 million, or $1.44 and $2.84 per basic share ($1.27 and $2.49 per diluted share), increases of 8.3% and 11.4% over the comparable 1997 periods. The increase is primarily attributable to the higher invested asset base. The Company's pretax investment yield was 5.7% for the 1998 six month period, compared to 5.8% for the 1997 six month period. The after-tax investment yields were 4.6% for both the 1998 and 1997 six month periods.

Net investment gains, net of tax for the 1998 second quarter and six month period were $3.4 million and $8.5 million, compared to net investment gains of $11.6 million and $15.1 million for the comparable 1997 periods. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. The Company's emphasis on high quality fixed maturity investments reflects this strategy. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns without compromising balance sheet integrity. At June 30, 1998, our fixed maturity investments amounted to $2.1 billion, which approximates 89% of cash and invested assets, and 94% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The balance of the Company's investment portfolio at June 30, 1998, consisting of cash, short-term investments and equity securities, amounted to $258.4 million. As of June 30, 1998, the Company held $167.8 million or 7.0% of cash and invested assets in equity securities which represented 24% of statutory surplus.

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

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $715.4 million at June 30, 1998 which ranks among the largest domestic reinsurers measured on this basis.

Total assets exceeded $3.0 billion at June 30, 1998. Stockholders' equity reached $693.5 million or $38.15 per share at June 30, 1998 compared to $657.1 million or $35.89 per share at December 31, 1997. The unrealized appreciation of investments, net of tax, which is the principal component of accumulated other comprehensive income, increased to $60.0 million at June 30, 1998 from $55.0 million at December 31, 1997.

Cash flow from operations for the 1998 six month period was $56.0 million, compared to $220.6 million for the comparable 1997 period. The 1997 cash flow from operations included approximately $180 million from the termination of two retrocessional programs. Excluding the impact of the termination, cash flow from operations would have increased approximately $15 million or 38% over the prior year period.

NAC Re maintains a revolving credit facility under which it can borrow up to $32.1 million. Outstanding borrowings as of June 30, 1998 were $12.9 million and were principally used to finance the Company's periodic repurchases of Common Stock. The facility is being reduced by $2.9 million on a quarterly basis as of July 1998.

NAC maintains a $15 million line of credit facility which is available for catastrophe claim payments or working capital purposes. There have been no borrowings under this facility.

During the first six months of 1998, the Company repurchased over 218,000 shares of common stock at an average cost of $49.50 per share. From the inception of the program, approximately 3.6 million shares have been repurchased at an average cost of $27.24 per share. Approximately 438,000 shares remain authorized for repurchase under the program.

On June 10, 1998, the Board of Directors of NAC Re Corp. declared a dividend of $.09 per share, which reflects a 20% increase in the Company's quarterly dividend. The cash dividend was paid on July 8, 1998. The Board also adopted a new Stockholder Rights Plan which replaced a stockholder rights plan that was adopted in June 1988 and expired on June 21, 1998.

Accounting Pronouncement

In June 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's financial position.

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

Impact of the Year 2000 Issue

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1995. Certain systems have been identified for replacement before year-end 1999 due to normal business requirements. The replacement systems will be assessed for Year 2000 compliance. Systems not identified for replacement or upgrades are being assessed for Year 2000-related problems, which will be remediated to reduce the likelihood that they will have a material adverse effect on the Company's operations or financial condition. Remediation is expected to continue through the end of the 1999 third quarter at a cost that is not expected to be material to the Company. Currently, management is conducting a review of all such systems. As of June 30, 1998, the Company's historical Year 2000 remediation costs have not been material. As of this disclosure date, management has not identified any hardware or software computer system with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations.

The Company continues to assess the Year 2000 compliance of its critical business operations and products that could potentially be affected by the Year 2000 problem. The purpose of this review is to determine what impact, if any, the Year 2000 issue may have on the Company and its significant customers, suppliers, and other constituents and whether that impact will be material to the Company's financial condition or results of operations. The Company has also contacted its critical customers, retrocessionaires, reinsurance intermediaries, managing general agents, suppliers, and other constituents to determine the nature and extent of their Year 2000 compliance efforts and to assess whether their failure to resolve their own Year 2000 issues would have a material adverse affect on the Company's financial condition or results of operations. Based on these assessments, management will take such further action as they deem appropriate including, but not limited to, the development of contingency plans.

The extent to which the Company's financial condition or results of operations may be materially affected by the Year 2000 problems of third parties depends on a variety of factors including, but not limited to, whether these third parties can resolve their own Year 2000 issues; whether their remediated systems remain compatible with the Company's systems; and the nature and extent to which the Company's systems may be affected by the third party's non compliant systems. Significant failures of certain essential services including, but not limited to, the telecommunications, utility, banking, securities, and transportation industries, due to their own Year 2000 problems are generally beyond the Company's control and could have an adverse material impact on the Company's financial condition or results of operations.

In addition, the Company may also have material exposure in its property and casualty operations to claims related to the Year 2000 issue. It is not yet possible to determine whether such claims might be made against insurance or reinsurance contracts in which the Company participates or if such claims will be held to have merit.

All predictions regarding the impact of the Year 2000 issue on the Company and third parties and the attendant costs are inherently subject to risks and uncertainties. The Company cautions that the factors and assumptions described above, as well as unknown factors, may cause the Company's actual Year 2000 compliance costs, and the resultant impact on its business, operations, or financial condition to differ materially from those discussed above.

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

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                (Unaudited)
                                                                                  June 30,           December 31,
                                                                                    1998                 1997
                                                                               ---------------      ----------------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1998, $2,050,525; 1997, $2,021,501)          $2,122,516            $2,088,588
    Equity securities (cost: 1998, $147,452; 1997, $124,999)                          167,788               142,527
Short-term investments                                                                 74,259               108,489
                                                                               ---------------      ----------------
     TOTAL INVESTMENTS                                                              2,364,563             2,339,604

Cash                                                                                   16,313                 8,430
Accrued investment income                                                              34,611                36,347
Premiums receivable                                                                   241,592               227,569
Reinsurance recoverable balances, net                                                 194,114               172,277
Reinsurance recoverable on unearned premiums                                           39,574                31,297
Deferred policy acquisition costs                                                      94,906                92,709
Excess of cost over net assets acquired                                                 3,092                 3,276
Deferred tax asset, net                                                                42,399                42,646
Other assets                                                                           37,703                30,710
                                                                               ---------------      ----------------
                                                                               ---------------      ----------------
     TOTAL ASSETS                                                                  $3,068,867            $2,984,865
                                                                               ---------------      ----------------

LIABILITIES
Claims and claims expenses                                                         $1,646,922            $1,603,972
Unearned premiums                                                                     317,703               301,711
8% Notes due 1999                                                                     100,000               100,000
7.15% Notes due 2005                                                                   99,945                99,942
5.25% Convertible Subordinated Debentures due 2002                                    100,000               100,000
Investment accounts payable                                                             4,119                26,108
Revolving credit agreement                                                             12,924                12,924
Other liabilities                                                                      93,796                83,147
                                                                               ---------------      ----------------
                                                                               ---------------      ----------------
     TOTAL LIABILITIES                                                              2,375,409             2,327,804
                                                                               ---------------      ----------------

STOCKHOLDERS' EQUITY Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 277.5 shares of Series A Junior Preferred Stock)                             -                     -
Common stock, $.10 par value:
      25,000 shares authorized  (1998, 21,793; 1997, 21,707 shares issued)              2,180                 2,171
Additional paid-in capital                                                            258,551               255,424
Accumulated other comprehensive income                                                 62,989                60,989
Retained earnings                                                                     468,302               426,309
Less treasury stock, at cost (1998, 3,614; 1997, 3,398 shares)                       (98,564)              (87,832)
                                                                               ---------------      ----------------
                                                                               ---------------      ----------------
     TOTAL STOCKHOLDERS' EQUITY                                                       693,458               657,061
                                                                               ---------------      ----------------
                                                                               ---------------      ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $3,068,867            $2,984,865
                                                                               ---------------      ----------------


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)


                                                                                   (Unaudited)
                                                      ----------------------------------------------------------------------
                                                            Three months ended                     Six months ended
                                                                  June 30,                             June 30,
                                                      --------------------------------     ---------------------------------
                                                          1998               1997              1998               1997
                                                      --------------     -------------     -------------     ---------------
PREMIUMS AND OTHER REVENUES
    Net premiums written                       $ 141,269          $ 148,654          $ 277,459          $ 284,825
    Increase in unearned premiums                 (5,178)            (6,576)            (8,014)           (10,637)
                                               ---------          ---------          ---------          ---------
    Premiums earned                              136,091            142,078            269,445            274,188
    Net investment income                         32,578             30,308             64,663             58,880
    Net investment gains                           5,198             17,684             13,072             22,817
                                               ---------          ---------          ---------          ---------
    Total revenues                               173,867            190,070            347,180            355,885

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                    90,396             93,553            179,088            181,084
    Commissions and brokerage                     34,351             38,276             67,794             71,162
    Acquisition and operating expenses            16,912             15,324             34,038             30,501
    Interest expense                               5,427              5,408             10,853             10,882
                                               ---------          ---------          ---------          ---------
    Total operating costs and expenses           147,086            152,561            291,773            293,629

INCOME
Operating income before income taxes              26,781             37,509             55,407             62,256
                                               ---------          ---------          ---------          ---------
    Federal and foreign income taxes:
        Current                                    4,597             12,454             11,281             23,311
        Deferred                                     180             (3,527)              (884)            (9,491)
                                               ---------          ---------          ---------          ---------
                                               ---------          ---------          ---------          ---------
    Income tax expense (benefit)                   4,777              8,927             10,397             13,820
                                               ---------          ---------          ---------          ---------
                                               ---------          ---------          ---------          ---------
Operating income/net income                    $  22,004          $  28,582          $  45,010          $  48,436
                                               ---------          ---------          ---------          ---------

PER SHARE DATA*
Basic:
    Average shares outstanding                    18,174             18,376             18,264             18,404
    Operating income/net income                $    1.21          $    1.56          $    2.46          $    2.63

Diluted:
    Average shares outstanding                    20,763             20,798             20,858             20,755
    Operating income/net income                $    1.10          $    1.42          $    2.24          $    2.42

Cash dividends declared per share              $    0.09          $   0.075          $   0.165          $   0.135


* Prior year data restated per SFAS 128.




                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                  (Unaudited)
                                  -----------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                                      Other              Total
                                    Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive      Stockholders'
                                     Stock     Capital        Income       Earnings     Stock         Income             Equity
                                     -----     -------        ------       --------     -----         ------             ------
Balance, At December 31, 1997        $2,171   $255,424                     $426,309  $(87,832)       $60,989            $657,061
Comprehensive income:
    Net income                                                $45,010        45,010                                       45,010
    Other comprehensive income,
    net of tax:
       Unrealized appreciation of
       investments                                              5,013                                                      5,013
       Currency translation adjustments                        (3,013)                                                    (3,013)
                                                              -------
   Other comprehensive income                                   2,000                                  2,000
                                                              -------
Total comprehensive income                                    $47,010
                                                              -------
                                                              -------
Issuance of shares                        9      3,127                                                                     3,136
Dividends declared on common stock                                           (3,017)                                      (3,017)
Purchase of treasury shares                                                           (10,732)                           (10,732)
                                  ---------- ----------                    ---------- ----------   --------------    ------------
Balance at June 30, 1998             $2,180   $258,551                     $468,302  $(98,564)       $62,989            $693,458
                                  ---------- ----------                    ---------- ----------   --------------    ------------
                                  ---------- ----------                    ---------- ----------   --------------    ------------




                                  -----------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                     Other            Total
                                   Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive    Stockholders'
                                    Stock     Capital        Income       Earnings     Stock         Income           Equity
                                    -----     -------        ------       --------     -----         ------           ------
Balance, At December 31, 1996       $2,146   $248,662                     $335,868  $(73,484)        $40,077        $553,269
Comprehensive income:
   Net income                                               $48,436         48,436                                    48,436
   Other comprehensive income,
   net of tax:
      Unrealized depreciation of
      investments                                              (464)                                                   (464)
      Currency translation adjustments                       (2,186)                                                 (2,186)
                                                            -------
   Other comprehensive income                                (2,650)                                  (2,650)
                                                            -------
Total comprehensive income                                  $45,786
                                                            -------
                                                            -------
Issuance of shares                      15      3,429                                                                 3,444
Dividends declared on common stock                                          (2,486)                                  (2,486)
Purchase of treasury shares                                                           (5,830)                        (5,830)
                                    ------   --------                     --------  ---------       ---------      ---------
Balance at June 30, 1997            $2,161   $252,091                     $381,818  $(79,314)        $37,427       $594,183
                                    ------   --------                     --------  ---------       ---------      ---------
                                    ------   --------                     --------  ---------       ---------      ---------





                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          (Unaudited)
                                                                                   Six months ended June 30,
                                                                             --------------------------------------
                                                                                  1998                   1997
                                                                             --------------          --------------
OPERATING ACTIVITIES
     Net income                                                                    $45,010                 $48,436
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net                               20,859                 264,132
          Unearned premiums, net                                                     8,169                  10,637
          Premiums receivable                                                     (14,753)                (33,178)
          Accrued investment income                                                  1,653                 (5,229)
          Reinsurance balances, net                                                 10,265                (40,982)
          Deferred policy acquisition costs                                        (2,295)                 (4,076)
          Net investment gains                                                    (13,072)                (22,817)
          Deferred tax asset, net                                                    (828)                 (9,589)
          Other liabilities                                                          2,630                  12,245
          Other items, net                                                         (1,599)                   1,027
                                                                             --------------          --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           56,039                 220,606
                                                                             --------------          --------------

INVESTING ACTIVITIES
     Sales of fixed maturity investments                                           573,998                 756,696
     Maturities of fixed maturity investments                                        4,498                  15,564
     Purchases of fixed maturity investments                                     (628,494)             (1,036,467)
     Net sales (purchases) of short-term investments                                33,359                 (7,633)
     Sales of equity securities                                                     20,008                 110,219
     Purchases of equity securities                                               (37,822)                (51,266)
     Purchases of furniture and equipment                                          (2,596)                 (2,663)
                                                                             --------------          --------------
NET CASH USED BY INVESTING ACTIVITIES                                             (37,049)               (215,550)
                                                                             --------------          --------------

FINANCING ACTIVITIES
     Issuance of shares                                                              2,845                   2,755
     Purchase of treasury shares, net of reissuance                               (10,732)                 (5,830)
     Cash dividends paid to stockholders                                           (2,749)                 (2,213)

NET CASH USED BY FINANCING ACTIVITIES                                             (10,636)                 (5,288)
                                                                             --------------          --------------
Effects of exchange rate changes on cash                                             (471)                    (40)
                                                                             --------------          --------------

Increase (decrease) in cash                                                          7,883                   (272)
Cash - beginning of year                                                             8,430                  18,853
                                                                             --------------          --------------
Cash - end of period                                                               $16,313                 $18,581
                                                                             --------------          --------------
                                                                             --------------          --------------



                 See Notes to Consolidated Financial Statements

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 8, 1998. At such meeting John P. Birkelund, C. W. Carson, Jr., Michael G. Fitt and Stephen Robert were each reelected as a director for a term expiring in 2001. Mr. Birkelund was reelected by an affirmative vote of 14,313,052 shares with 141,335 shares withheld, Mr. Carson was reelected by an affirmative vote of 14,314,041 shares with 140,346 shares withheld, Mr. Fitt was reelected by an affirmative vote of 14,314,041 shares with 140,346 shares withheld, and Mr. Robert was reelected by an affirmative vote of 14,313,816 shares with 140,571 shares withheld.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Index:


Exhibit                              Description                                                Page
-------                              -----------                                                ----
     10           Material Contracts: Executive Compensation Plan or Arrangements                19

     15           Letter Re Unaudited Interim Financial Information                              30

     27           Financial Data Schedule                                                        31


(b) A report on Form 8-K was filed June 19, 1998. The Form reported the adoption of the Stockholder Rights Plan.

     Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NAC Re CORP.
(Registrant)


Date:   August 11, 1998               NICHOLAS M. BROWN, JR.
      ---------------------------     ------------------------------------------
                                      Nicholas M. Brown, Jr.
                                      President and Chief Operating Officer


Date:   August 11, 1998               JEROME T. FADDEN
      ---------------------------     ------------------------------------------
                                      Jerome T. Fadden
                                      Vice President, Chief Financial Officer
                                      and Treasurer

EMPLOYMENT AGREEMENT

         This EMPLOYMENT AGREEMENT is made as of the 10th day of June, 1998 by NAC Re Corp., a Delaware corporation having its principal office in Greenwich, Connecticut, NAC Reinsurance Corporation, a New York corporation having its principal office in Greenwich, Connecticut (NAC Re Corp. and NAC Reinsurance Corporation being hereinafter sometimes collectively referred to as "Employer"), and Nicholas M. Brown, Jr., a resident of New Canaan, Connecticut ("Executive").

                          W I T N E S S E T H

         WHEREAS, Executive is expected to make major contributions to the business of Employer;

         WHEREAS, the Board of Directors of NAC Re Corp. has appointed Executive to the position of Chief Executive Officer of NAC Re Corp.;

         WHEREAS, Employer desires to ensure the continuity of its management and to establish an orderly transition procedure with respect to the positions of Chairman and Chief Executive Officer of NAC Re Corp.; and

         WHEREAS, Executive is willing to make his services available to Employer and to carry out the duties of Executive's positions and offices, subject to the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the foregoing and the mutual covenants and agreements contained herein, Employer and Executive, intending to be legally bound, do hereby agree as follows:

         1. Certain Defined Terms. In addition to terms defined elsewhere herein, the following terms shall have the following meanings when used in this Agreement with initial capital letters:

                  (a) "Annual Incentive Plan" shall mean the NAC Re Corp. Amended and Restated Annual Incentive Plan as referred to in Exhibit
    10.11 of the NAC Re Corp. 1997 Annual Report on Form 10-K ("Form 10-K").

                  (b) "Board" shall mean the Board of Directors of NAC Re
    Corp.

                  (c) "Cause" shall mean Executive's willful breach of duty in the course of his employment or Executive's habitual neglect of his employment duties in a manner that materially impacts the business or reputation of Employer unless such breach or neglect is of a nature that reasonably can be corrected and is corrected within sixty (60) days following written notice to Executive in respect thereof. For purposes of this Section 1(c), no act, or failure to act, on Executive's part shall be deemed "willful" unless done, or omitted to be done, by Executive not in good faith and without reasonable belief that his action or omission was in the best interest of Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters (3/4) of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with Executive's counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, Executive was guilty of conduct set forth above in this Section 1(c) and specifying the particulars thereof in detail.

                  (d) "Change in Control" shall mean a change in control of NAC Re Corp. of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not NAC Re Corp. is then subject to such reporting requirements; provided that, without limitation, such a Change in Control shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as determined for purpose of Regulation 13D-G under the Exchange Act as currently in effect), directly or indirectly, of securities of NAC Re Corp. representing thirty percent (30%) or more of the combined voting power of the then outstanding securities of NAC Re Corp.; or (ii) during any period of two (2) consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board and any new director, whose election to the Board or nomination for election to the Board by the stockholders of NAC Re Corp. was approved by a vote of at least two-thirds (2/3) of the directors then still in office either who were directors at the beginning of such period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board; or (iii) the stockholders of NAC Re Corp. approve a merger or consolidation of NAC Re Corp. with any other corporation, other than a merger or consolidation which would result in the holders of the voting securities of NAC Re Corp. outstanding immediately prior thereto holding immediately thereafter securities representing more than eighty percent (80%) of the combined voting power of the voting securities of NAC Re Corp. or such surviving entity outstanding immediately after such merger or consolidation; or (iv) the stockholders of NAC Re Corp. approve a plan of complete liquidation of NAC Re Corp. or an agreement for the sale or disposition by NAC Re Corp. of all or substantially all the assets of NAC Re Corp.

                  (e) "Code" shall mean the Internal Revenue Code of 1986, as amended.

                  (f) "Common Stock" shall mean the common stock, ten cents (10(cent)) par value, of NAC Re Corp.

                  (g) "Compensation" shall mean the sum of (i) Executive's annual base salary pursuant to Section 5(a) hereof and (ii) Executive's annual bonus at target pursuant to Section 5(b) hereof.

                  (h) "Compensation Committee" shall mean the Compensation Committee of the Board.

                  (i) "Disability" shall mean permanent and total disability as such term is defined in the Employer's long term disability plan in effect on the Effective Date. Any question as to the existence of Disability upon which Executive and Employer cannot agree shall be determined by a qualified independent physician selected by Executive (or, if Executive is unable to make such selection, such selection shall be made by any adult member of Executive's immediate family or Executive's legal representative), and approved by Employer, said approval not to be unreasonably withheld. The determination of such physician made in writing to Employer and to Executive shall be final and conclusive for all purposes of this Agreement.

                  (j) "Effective Date" shall mean June 10, 1998.

                  (k) "Final Average Compensation" shall mean Executive's highest average annual Compensation earned during any consecutive thirty-six (36) complete months (or lesser actual period of receiving Compensation) during the period of sixty (60) complete months (or lesser actual period of receiving Compensation) immediately preceding Executive's termination of employment with Employer.

                  (l) "Good Reason" shall mean the occurrence, without Executive's express written consent, of any of the following circumstances unless, in the case of paragraphs (i), (vi), (vii), (viii) or (ix), such circumstances are fully corrected within sixty (60) days following Executive's written notice to Employer in respect thereof:

                      (i) the assignment to Executive of any duties inconsistent with his offices and status as of the Effective Date (or any offices and status to which Executive has been promoted at the time), or a substantial diminution in the nature or status of Executive's responsibilities;

                      (ii) the failure of Employer to retain Executive as Chief Executive Officer of NAC Re Corp. or to appoint Executive as Chairman of the Board as set forth in sections 2 and 3 hereof;

                      (iii) a reduction in Executive's annual base salary as in effect on the Effective Date, on January 1, 1999 or as the same may be increased from time to time;

                      (iv) in the event of a Change in Control, any circumstances in which Executive is not Chief Executive Officer of a publicly traded, independent reinsurance company; for the purposes of this provision, "independent reinsurance company" is deemed to mean that a single shareholder or group, other than an investment advisor holding shares for others, does not own 20% or more of the Company's stock;

                      (v) the relocation of the office in which Executive is located on the Effective Date to a location more than forty-five (45) miles therefrom;

                      (vi) a material reduction in the aggregate benefits and compensation provided to Executive under Employer's employee pension and welfare benefit plans and incentive compensation, stock option and stock ownership plans;

                      (vii)   the failure of Employer to obtain a
    satisfactory agreement from any successor to assume and agree to perform this Agreement, as contemplated in Section 11 hereof;

                      (viii) failure by Employer to offer to renew Executive's employment contract, within eighteen (18) months preceding its expiration, with terms which are at least as favorable as those set forth herein; or

                      (ix) any purported termination of Executive's employment by Employer for Cause for which Executive is not given notice of such termination in accordance with Section 1(c) hereof; for purposes of this Agreement, no such purported termination shall be effective.

Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder. In the event of a termination of Executive's employment by Executive for Good Reason, Executive shall provide Employer not less than sixty (60) days' notice of such termination. Such notice shall indicate that such termination is for Good Reason and shall set forth in reasonable detail the facts and circumstances claimed to provide the basis for Executive's termination for Good Reason. If within sixty (60) days following the date on which such notice of termination is given, Employer notifies Executive that a dispute exists concerning the grounds for termination, the date of termination for determining the timing of any obligation under this Agreement shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties or by arbitration pursuant to Section 15 hereof; provided, further, that the date of termination shall be extended by a dispute only if such notice of dispute is given in good faith and Employer pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, Employer will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, annual base salary) and continue Executive as a participant in all other incentive compensation, benefit and insurance plans in which Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this Section 1(1), unless resolution of such dispute is unreasonably delayed by Executive. Amounts paid under this
    Section 1(1) are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

                  (m) "Grant Date" shall mean the date on which the Board or the Compensation Committee approves the grant of a non-qualified option to purchase

    Common Stock (or a stock appreciation right) or the award of restricted Common Stock to Executive.

                  (n) "Long-Term Incentive Plan" shall mean the NAC Re Corp. Long-Term Incentive Plan as referred to in Exhibit 10.12 to the Form 10-K.

                  (o) "Term" shall mean the term provided in Section 4 hereof.

         2. Employment; Duties; Management Succession. Commencing on the Effective Date, Executive shall be employed as President and Chief Operating Officer of NAC Re Corp. and as President and Chief Executive Officer of NAC Reinsurance Corporation, and Executive agrees to carry out and perform all the duties and responsibilities that are normally performed and pertinent to these positions and that may be communicated to him from time to time by the Chief Executive Officer of NAC Re Corp. or by the Board. Effective January 1, 1999, Executive shall also be employed as the Chief Executive Officer of NAC Re Corp. Between the Effective Date and January 1, 1999, Executive shall work in cooperation with the Chief Executive Officer of NAC Re Corp. to effect the orderly transition of responsibility as Chief Executive Officer of NAC Re Corp. to Executive, as shall be determined by mutual agreement.

         3. Directorships. Executive has been appointed to, and shall continue to serve on, the Boards of Directors of NAC Reinsurance Corporation, Greenwich Insurance Company, and Indian Harbor Insurance Company. In addition, Executive has been appointed to the Board of NAC Re Corp. Employer agrees that Executive shall be nominated for election to the Board at each meeting of its stockholders at which the class of Directors to which the Executive is assigned is to be elected for so long as the Executive shall be employed under the terms of this Agreement. Not later than July 2000, Executive shall be considered for election as Chairman of the Board of NAC Re Corp.

         4. Term. The term of this Agreement shall commence on the Effective Date and shall continue through June 30, 2003, unless terminated earlier pursuant to Section 7 hereof.

         5. Compensation and Benefits during the Term.

                  (a) Base Salary: Executive's annual base salary shall be FIVE HUNDRED AND FIFTEEN THOUSAND DOLLARS ($515,000.00), and shall be SIX HUNDRED AND TWENTY-FIVE THOUSAND DOLLARS ($625,000), effective January 1, 1999, and shall be reviewed annually commencing March 2000 in conjunction with normal salary administration. Any increases will be based on Executive's achievement of goals, performance of Employer and prevailing competitive conditions.

                  (b) Annual Bonus Opportunity: During the Term, Executive shall participate in the Annual Incentive Plan at a target of 45% (0-90% opportunity) of annual base salary earned during each year based on corporate performance in accordance with the terms of the Annual Incentive Plan and the determination of the Compensation Committee.

                  (c) Long-Term Bonus Opportunity: During the Term, Executive shall participate in the Long-Term Incentive Plan at a target of 55% (0-110% opportunity) of average annual base salary earned during the applicable performance period; provided, however, that for any performance period in which Executive has not received annual base salary during the entire period, annual base salary during any partial year shall be annualized, and provided, further, that the target shall be 60% (0-120% opportunity) of annual base salary effective January 1, 1999 (applicable for the 1997-1999 measurement period).

                  (d) Special Stock Option Grant:

                      (i) On or prior to the Effective Date, Executive shall be granted stock appreciation rights, which will automatically convert into non-qualified options on November 11, 1998, ("SARs") with respect to one hundred and twenty five thousand (125,000) shares of Common Stock, twenty percent (20%) of which shall vest on each of the five (5) anniversaries of the Grant Date, provided that Executive is employed by Employer on those dates. The exercise price of the foregoing SARs shall be the fair market value of a share of Common Stock on the Grant Date.

                      (ii) Nothing herein shall have the effect of modifying or superseding the terms of any SARs or stock option grants or restrictive stock grants to which the Executive may be entitled pursuant to his prior employment contract.

                      (iii) Options or SARs granted pursuant to this Agreement shall be subject to the terms and conditions of the Company's stock option plans and shall expire, unless exercised, ten (10) years following the Grant Date.

                  (e) Annual Stock Option Grant: Executive shall be given the opportunity to be granted additional options or SARs with respect to shares of Common Stock with an underlying market value at the time of grant of 100-125% of Executive's annual base salary at the time of grant in accordance with and commencing upon Employer's next regular grant of options following the Effective Date; provided, however, that nothing contained in this Section 5(f) shall confer upon Executive any right to such additional options or SARs.

                  (f) Supplemental Retirement Benefit:

                      (i) If Executive retires from employment with Employer on or after attaining age fifty (50), Executive shall be paid a lifetime annual retirement benefit, commencing within thirty (30) days following the date of such retirement, equal to fifty percent (50%) of Executive's Final Average Compensation, reduced by benefits from any defined benefit pension plans maintained by Employer and any defined benefit pension plans maintained by any previous employers. Any retirement benefit that is payable prior to age sixty (60) shall be reduced by five percent (5%) per year for each year prior to age sixty; e.g. at age 50 the benefit would equal 25% of Executive's Final Average Compensation. The benefit will be paid to Executive for his lifetime and, upon his death, fifty percent (50%) of his benefit will be paid to his surviving spouse, if any, for her lifetime. In the event of the Executive's death after age fifty (50) but prior to retirement, a benefit shall be paid to the Executive's surviving spouse, if any, for her lifetime equal to the benefit which would have been payable to the spouse assuming Executive had retired the day preceding the date of death and then died.

                      (ii) If Executive terminates employment with Employer during the term of this contract but prior to attaining age fifty (50), for the purpose of allowing Executive to vest in the retirement benefit as set forth in (1) above, Employer shall provide Executive with additional service credit, in addition to actual service credit, for purposes of determining the eligibility for the retirement benefit in subsection (i), above, equal to four (4) years service credit, plus service credit equal to the greater of three (3) years credit or credit for the balance of the contract term. In the event of Executive's death during the term of this contract but prior to attaining age fifty
    (50), a benefit shall be paid to the Executive's surviving spouse, if any, assuming the Executive had terminated employment the day preceding the date of his death and then died.

                      (iii) (1) If the Executive terminates employment with Employer due to a Disability, a supplemental disability benefit shall be payable under the terms of this Agreement. The amount of such supplemental disability benefit shall equal the difference between (x) fifty percent (50%) of Executive's Final Average Compensation and (y) the benefit received by Executive under the long term disability plan of Employer. Such supplemental benefit shall be payable at the same time and under the same terms as the long term disability plan benefit. This supplemental disability benefit shall cease when benefits under the long term disability plan cease.

                      (iii) (2) Upon cessation of disability benefits at age 65, the Executive will become eligible for a retirement benefit under paragraph (i) of Section (f). In the event supplemental disability benefits cease prior to age 65 and the Executive does not return to work with the Company, for purposes of Section (f) the Executive shall be considered to have terminated employment or died, as appropriate, as of the date supplemental disability benefits ceased.

                      (iv)    No benefit shall be payable pursuant to this
    Section 5(f) if Executive's employment is terminated for Cause, if Executive terminates employment prior to attaining age fifty (50) without Good Reason, or if Executive shall materially violate any of the provisions of Section 8 hereof.

                      (v) The calculation of the benefits payable pursuant to this Section 5(f) shall be performed by the actuary for the Employer's defined benefit pension plan, if any, otherwise by an independent actuary selected by the Employer, whose calculation shall be final and binding on all persons. The benefits payable pursuant to this Section

    5(f) shall be unfunded and the Executive will not be considered to have received a taxable economic benefit prior to the time at which benefits are actually payable hereunder. Accordingly, the Employer shall not be required to segregate any of its assets for the benefit of the Executive and the Executive shall have only a contractual right against the Employer for the benefits payable hereunder. Notwithstanding the foregoing, the Employer shall establish a grantor ("rabbi") trust for the purpose of providing the benefits payable pursuant to this Section 5(f).

                  (g) Relocation: Employer has relocated Executive to New Canaan, Connecticut in accordance with Employer's relocation policy. As such, Employer has agreed to pay to Executive a mortgage subsidy of $20,260 per year through December 2002. Employer shall pay to Executive, with respect to any payments in connection with relocation that are subject to federal, state or local taxation, an additional amount so that Executive shall incur no such taxes with respect to such payments.

                  (h) Pension and Welfare Benefit Programs: Executive shall be entitled to participate, on a basis and to the extent consistent with Executive's senior executive position (and on a basis no less favorable than other senior executives), in any employee pension or welfare benefit plan, employee stock purchase plan and other so-called fringe benefit programs from time to time in effect for the benefit of employees of Employer generally and/or for any group of employees of which Executive is a member, provided that Executive meets the eligibility requirements of any such plan or program. Executive shall continue to receive short-term and long-term disability coverage, life insurance, medical insurance and dental insurance reasonably comparable to that in effect as of the Effective Date.

                  (i) Other Executive Benefits: During the Term, Employer shall (i) provide Executive with an automobile of a make and model commensurate with Executive's position and shall pay all costs of insurance, maintenance and operation for such automobile; (ii) provide Executive with reasonable financial planning and tax services; and (iii) reimburse Executive for reasonable club dues and initiation fees at a club of Executive's choice which is important to the conduct of the business of Employer and which is used for business purposes.

                  (j) Vacation: During the Term, Executive shall be entitled to no less than five weeks paid vacation per year.

          6. Other Activities. During the Term, Executive is expected to devote to Employer's business his full business time and attention so as to assure full and efficient performance of Executive's duties hereunder. During the Term, Executive shall not, without Employer's prior written consent, engage or participate, directly or indirectly, in any other business as a sole proprietor, partner, employee, officer, shareholder, trustee, paid advisor or paid consultant, or accept appointment or election as a director or in any other fiduciary or honorary capacity in any other business, venture or project; provided, however, that nothing in this Agreement shall preclude Executive from devoting non business time and efforts to charitable, social and civic matters to the extent that such activities do not interfere with Executive's performance of his duties under this Agreement and provided, further, however, that Executive shall not be precluded from making investments as described in the proviso to the first sentence of Section 8(a) hereof.

         7. Termination. Executive's employment under this Agreement may be terminated by Employer at any time without prior notice, subject to the requirement of prior notice if such termination is for Cause. Executive's employment under this Agreement may be terminated by Executive upon not less than two (2) months' prior notice, other than in the case of termination on account of Executive's unforeseen health problems, Disability or Good Reason. If Executive's employment under this Agreement is terminated, the following provisions shall apply:

                  (a) Termination of Employment by Employer for a Reason other than Cause or by Executive for Good Reason: If, before the end of the Term, Employer terminates Executive's employment for a reason other than Cause, or if Executive terminates employment on account of Good Reason, Employer shall pay to Executive, within thirty (30) days following the date of such termination, a lump sum amount equal to the sum of (i) Executive's then annual base salary plus (ii) the amounts that would be paid to Executive under the Annual Incentive Plan and the Long-Term Incentive Plan at Executive's targets for the year or performance period, as the case may be, during which such termination occurs, which sum is multiplied by the greater of three (3) times, or the number of years, including fractions thereof, remaining in the contract term.

                  (b) Termination of Employment by Employer for Cause, by Executive other than for Good Reason or on account of Death or
    Disability: If Executive's employment is terminated by Employer for Cause, by Executive other than for Good Reason, or on account of Executive's death or Disability, Executive, or his estate in the case of his death, shall receive from Employer within thirty (30) days following the date of termination a lump sum amount equal to Executive's annual base salary which is accrued but unpaid as of the date of termination.

                  (c) Termination of Employment after a Change in Control by Employer other than for Cause or by Executive for Good Reason: If, after a Change in Control, Executive's employment is terminated by Employer other than for Cause or by Executive for Good Reason, Employer shall pay to Executive, within thirty (30) days following such termination, a lump sum amount equal to the sum of (i) Executive's annual base salary which is accrued but unpaid as of the date of termination plus (ii) the portions, if any, of amounts under the Annual Incentive Plan and Long-Term Incentive Plan that were earned by Executive but unpaid as of the date of termination plus (iii) 2.99 times the sum of (A) Executive's then annual base salary plus (B) the amounts that would be paid to Executive under the Annual Incentive Plan and the Long-Term Incentive Plan at Executive's targets (as such targets were in effect prior to the Change in Control) for the year or performance period, as the case may be, during which such termination occurs, and Executive shall vest in all issued but unvested restricted Common Stock and granted but unvested options to acquire Common Stock or stock appreciation rights then held by Executive. Provided, however, that if the termination is solely based on Good Reason, as defined in section 1(l)(ii) or (iv) above, such severance shall be no less than that to which Executive would have been entitled pursuant to section 7(a), above. If an excise tax under Section 4999 of the Code or any comparable tax that is in excess of ordinary federal income taxes, as may be in effect from time to time, is imposed on amounts paid to Executive hereunder, then Executive shall be reimbursed by Employer in an amount equal to such excise tax and any further tax due on amounts reimbursed hereunder within five (5) days after Executive's submission to Employer of a notice of Executive's payment thereof.

                  (d) Non-Exclusivity of Rights: Nothing in this Agreement shall prevent or limit Executive's present or future participation in any benefit, bonus, incentive, or other plan or program provided by Employer for which Executive may qualify, nor shall this Agreement limit or otherwise affect rights that Executive may have under any stock option or other agreements with Employer. Amounts or benefits that are vested or that Executive is otherwise entitled to receive under any plan or program of Employer at, or subsequent to, the date of termination of Executive's employment shall be payable in accordance with such plan or program; provided, however, that any compensation and benefits received by Executive pursuant to this Agreement shall be in lieu of (but, if necessary to give effect to this provision, shall be reduced by) any and all compensation and benefits that Executive is entitled to receive or may become entitled to receive under any reduction in force or severance pay plan, program or practice that Employer now has in effect or may hereafter put into effect and shall be applied toward satisfying any severance pay and benefits required under federal or state law to be paid or provided to Executive.

         8.       Non-Competition; Confidential Information.

                  (a) Executive agrees that, during the Term, and if Executive's employment is terminated by Executive other than for Good Reason, for a period of twelve (12) months following the date of termination of this Agreement, Executive shall not (i) engage anywhere within the geographical areas in which NAC Re Corp. and its subsidiaries (for purposes of this Section 8, the "NAC Re Group") have conducted their business operations as of the Effective Date or at any time prior to the date of termination of Executive's employment, directly or indirectly, alone or as a shareholder, principal, agent, partner, officer, director, employee or consultant of any other organization, in the business conducted by the NAC Re Group as a material component of its reinsurance operations, in direct competition with the NAC Re Group; provided, however, that it is acknowledged and agreed that this Section 8(a)(i) does not prohibit Executive from engaging in the reinsurance business where the Executive is only incidentally engaged in any activity which is a material component of the operations of the NAC Re Group; and Executive further agrees that during the Term; and if Executive's employment is terminated by Executive other than for Good Reason, for a period of twenty-four (24) months following the date of termination of this Agreement, Executive shall not (ii) divert to any competitor of the NAC Re Group any customer of the NAC Re Group; provided, however, that Executive may invest in stocks, bonds, or other securities of any similar business (but without otherwise participating in such similar business) if (A) such stocks, bonds, or other securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Exchange Act; and (B) his investment does not exceed, in the case of any class of the capital stock of any one issuer, one percent (1%) of the issued and outstanding shares, or, in the case of other securities, one percent (1%) of the aggregate principal amount thereof issued and outstanding. If at any time the provisions of this Section 8 shall be determined to be invalid or unenforceable, by reason of being vague or unreasonable as to area, duration or scope of activity, this
    Section 8 shall be considered divisible and shall become and be immediately amended to only such area, duration and scope of activity as shall be determined to be reasonable and enforceable by the court or other body having jurisdiction over the matter; and Executive agrees that this Section 8, as so amended, shall be valid and binding as though any invalid or unenforceable provision had not been included herein. Nothing in this Section 8 shall prevent or restrict Executive from engaging in any business or industry other than those designated herein in any capacity.

                  (b) Executive also agrees that, during the Term, and if Executive's employment is terminated by Executive other than for Good Reason, for a period of twenty-four (24) months following the date of termination of this Agreement, Executive shall not solicit any officer, employee or consultant of the NAC Re Group to leave their employ for other employment;

                  (c) Executive shall not at any time after the date of termination of employment reveal to anyone other than authorized representatives of the NAC Re Group, or use for Executive's own benefit, any trade secrets, customer information or other information that has been designated as confidential by the NAC Re Group or is understood by Executive to be confidential without the written authorization of the Board in each instance, unless such information is or becomes available to the public or is otherwise public knowledge or in the public domain for reasons other than Executive's acts or omissions.

                  (d) If Executive materially breaches any of the obligations under this Section 8, Employer shall have no further compensation or benefit obligations pursuant to this Agreement or pursuant to the Annual Incentive Plan or the Long-Term Incentive Plan but shall remain obligated for compensation and benefits for periods prior to such breach as provided in any other plans, policies or practices then applicable to Executive in accordance with the terms thereof. Executive hereby acknowledges that Employer's remedies at law for any breach of Executive's obligations under this Section 8 would be inadequate, and Executive and Employer agree that, in addition to any other remedies provided for herein or otherwise available at law, temporary and permanent injunctive relief may be granted in any proceeding which may be properly brought by Employer to enforce the provisions of this Section 8 without the necessity of proof of actual damages.

         9. No Mitigation Obligation; No Set-Off or Counterclaims: In no event shall Executive be obligated to seek other employment by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement. Any amounts that may be earned by Executive other than from Employer shall not reduce Employer's obligation to make any payments hereunder. The amounts payable by Employer hereunder shall not be subject to any right of set-off that Employer may assert against Executive.

         10. Taxes. Employer may withhold from any amounts payable under this Agreement all federal, state, city, or other taxes as Employer is required to withhold pursuant to any law, regulation or ruling. Executive shall bear all expense of, except as otherwise contemplated herein, and be solely responsible for, all federal, state, local or foreign taxes due with respect to any payment received hereunder.

         11.      Successors and Binding Agreement.

                  (a) Employer will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of Employer, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that Employer is required to perform it. Failure of Employer to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from Employer in the same amount and on the same terms as Executive would be entitled hereunder if Executive had terminated his employment for Good

    Reason following a Change in Control, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date on which Executive's employment with Employer was terminated. As used in this Agreement, "Employer" shall include any successor to Employer's business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                  (b) This Agreement shall inure to the benefit of, and be enforceable by, Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive dies while any amount is still payable hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee or other designee or, if there is no such designee, to Executive's estate.

         12. Notices. For the purpose of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below, provided that all notices to Employer shall be directed to the attention of the Office of the General Counsel of NAC Re Corp., or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt:

                  Employer:

                  NAC Re Corp.
                  Office of the General Counsel
                  One Greenwich Plaza
                  P.O. Box 2568
                  Greenwich, CT 06386-2568


                  Executive:

                  Nicholas M. Brown, Jr.,
                  297 Smith Ridge Road
                  New Canaan, Connecticut 06840

         13. Governing Law. The validity, interpretation, construction, and performance of this Agreement shall be governed by and construed in accordance with the substantive laws of the State of New York, without giving effect to the principles of conflict of laws of such State, to the extent not preempted by applicable federal law.

         14. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         15. Arbitration. Any dispute arising out of or in any way relating to this Agreement or Executive's employment with Employer, including, without limitation, any claims Executive may assert under the Age Discrimination in Employment Act of 1967, as amended, shall be resolved by arbitration in Connecticut through the Stamford, Connecticut office of the American Arbitration Association in accordance with the Model Employment Arbitration Procedures of the American Arbitration Association except to the extent such provisions are modified as hereinafter provided. The arbitration proceeding shall be conducted by three (3) arbitrators. Executive and Employer shall each designate one (1) arbitrator, each of whom shall be an attorney admitted to practice in one or more states who has ten (10) or more years of experience in employment matters, and the arbitrators so selected shall thereafter designate a third arbitrator (who shall be a member of the National Academy of Arbitrators) by mutual agreement. The arbitrators shall have no authority to modify any provision of this Agreement or to award a remedy for a dispute involving this Agreement other than a benefit specifically provided under or by virtue of this Agreement. The decision of the arbitrators shall be final and binding on Employer and Executive. Employer and Executive shall each pay their own legal fees associated with arbitration proceedings hereunder, but the fees of the arbitrators and any other costs associated with such arbitration proceedings shall be shared equally.

         16. Merger. This Agreement (coupled with other ancillary written agreements to which Employer and Executive are a party such as stock option and restricted stock agreements) expresses in full the understanding of Employer and Executive, and all promises, representations, understandings, arrangements and prior agreements with regard to Executive's employment by Employer are merged herein.

         17. Waiver. Failure by either party hereto to insist upon strict adherence to any one or more of the covenants or terms contained herein, on one or more occasions, shall not be construed to be a waiver nor deprive such party of the right to require strict compliance with the same thereafter.

         18. Amendments. No amendments hereto, or waivers or releases of obligations or liabilities hereunder, shall be effective unless agreed to in writing by all parties hereto.

         19. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Employment Agreement to be executed effective as of the date first written above.


                                  NAC Re Corp.


                                  By:    RONALD L. BORNHUETTER
                                      Its Chairman and Chief Executive Officer


                                  NAC Reinsurance Corporation


                                  By:     RONALD L. BORNHUETTER
                                      Its Chairman


                                          NICHOLAS M. BROWN, JR.
                                          Nicholas M. Brown, Jr.