Form 10-Q
period 1998-09-30
NAC RE CORP
filed 1998-11-12
CIK 775542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1998

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



                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
--------------------------------------------------------------------------------


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

   There were 18,330,800 shares outstanding of the Registrant's Common Stock, $.10 par value, as of September 30, 1998.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          NAC RE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS







PART I.  FINANCIAL INFORMATION                                                      PAGE NO.

                  Independent Accountants' Review Report                                3

                  Consolidated Balance Sheet -
                  September 30, 1998 and December 31, 1997                              4

                  Consolidated Statement of Income -
                  Three Months and Nine Months Ended September 30, 1998 and 1997        5

                  Consolidated Statement of Stockholders' Equity -
                  Nine Months Ended September 30, 1998 and 1997                         6

                  Consolidated Statement of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997                         7

                  Notes to Consolidated Financial Statements                            8-9

                  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                      10-16


PART II. OTHER INFORMATION


                  Item 6.  Exhibits and Reports on Form 8-K                             17

                  Signatures                                                            18

                  Exhibit 15                                                            19

                  Exhibit 27                                                            20-21

INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors and Shareholders
NAC Re Corporation


We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

October 21, 1998

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                     (Unaudited)
                                                                                     September 30,          December 31,
                                                                                         1998                   1997
                                                                                  ------------------      ----------------
                                                                                  ------------------      ----------------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1998, $2,056,829; 1997, $2,021,501)                $2,158,026            $2,088,588
    Equity securities (cost: 1998, $137,227; 1997, $124,999)                                138,901               142,527
Short-term investments                                                                      141,076               108,489
                                                                                         ----------            ----------
     TOTAL INVESTMENTS                                                                    2,438,003             2,339,604

Cash                                                                                         24,234                 8,430
Accrued investment income                                                                    34,384                36,347
Premiums receivable                                                                         222,062               227,569
Reinsurance recoverable balances, net                                                       238,175               172,277
Reinsurance recoverable on unearned premiums                                                 45,465                31,297
Deferred policy acquisition costs                                                            97,299                92,709
Excess of cost over net assets acquired                                                       8,222                 3,276
Deferred tax asset, net                                                                      33,317                42,646
Other assets                                                                                 48,844                30,710
                                                                                         ----------            ----------
     TOTAL ASSETS                                                                        $3,190,005            $2,984,865
                                                                                         ==========            ==========
LIABILITIES
Claims and claims expenses                                                               $1,698,265            $1,603,972
Unearned premiums                                                                           330,976               301,711
8% Notes due 1999                                                                           100,000               100,000
7.15% Notes due 2005                                                                         99,947                99,942
5.25% Convertible Subordinated Debentures due 2002                                          100,000               100,000
Investment accounts payable                                                                   7,612                26,108
Revolving credit agreement                                                                   12,924                12,924
Other liabilities                                                                           107,420                83,147
                                                                                         ----------            ----------
     TOTAL LIABILITIES                                                                    2,457,144             2,327,804
                                                                                         ----------            ----------

STOCKHOLDERS' EQUITY Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 277.5 shares of Series A Junior Preferred Stock)                                   -                     -
Common stock, $.10 par value:
      25,000 shares authorized  (1998, 21,946; 1997, 21,707 shares issued)                    2,195                 2,171
Additional paid-in capital                                                                  266,509               255,424
Accumulated other comprehensive income                                                       72,445                60,989
Retained earnings                                                                           490,371               426,309
Treasury stock, at cost (1998, 3,615; 1997, 3,398 shares)                                  (98,659)              (87,832)
                                                                                         ----------            ----------
     TOTAL STOCKHOLDERS' EQUITY                                                             732,861               657,061
                                                                                         ----------            ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $3,190,005            $2,984,865
                                                                                         ==========            ==========



                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)


                                                                                   (Unaudited)
                                                      ----------------------------------------------------------------------
                                                            Three months ended                    Nine months ended
                                                               September 30,                         September 30,
                                                      --------------------------------     ---------------------------------
                                                          1998               1997              1998               1997
                                                      --------------     -------------     -------------     ---------------

PREMIUMS AND OTHER REVENUES
    Net premiums written                                   $135,472          $153,657          $412,931            $438,482
    Increase in unearned premiums                            (6,502)           (5,773)          (14,516)            (16,410)
                                                            -------           -------           -------             -------
    Premiums earned                                         128,970           147,884           398,415             422,072
    Net investment income                                    33,403            31,917            98,066              90,797
    Net investment gains                                     10,226             5,641            23,298              28,458
                                                            -------           -------           -------             -------
    Total revenues                                          172,599           185,442           519,779             541,327

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                               85,857            97,304           264,945             278,388
    Commissions and brokerage                                35,372            40,200           103,166             111,362
    Acquisition and operating expenses                       17,444            16,971            51,482              47,472
    Interest expense                                          5,425             5,426            16,278              16,308
                                                            -------           -------           -------             -------
    Total operating costs and expenses                      144,098           159,901           435,871             453,530

INCOME
Operating income before income taxes                         28,501            25,541            83,908              87,797
                                                            -------           -------           -------             -------
    Federal and foreign income taxes:
        Current                                                 685             7,628            11,966              30,939
        Deferred                                              4,093            (2,757)            3,209             (12,248)
                                                            -------           -------           -------             -------
    Income tax expense (benefit)                              4,778             4,871            15,175              18,691
                                                            -------           -------           -------             -------
Operating income/net income                                 $23,723           $20,670           $68,733             $69,106
                                                            =======           =======           =======             =======
PER SHARE DATA*
Basic:
    Average shares outstanding                               18,263            18,372            18,264              18,393
    Operating income/net income                               $1.30             $1.13             $3.76               $3.76

Diluted:
    Average shares outstanding                               20,807            20,914            20,843              20,808
    Operating income/net income                               $1.18             $1.03             $3.42               $3.45

Cash dividends declared per share                             $0.09            $0.075            $0.255               $0.21



* Prior year data restated per SFAS 128.




                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                  (Unaudited)
                                         -------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other          Total
                                          Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive  Stockholders'
                                           Stock     Capital        Income       Earnings     Stock         Income        Equity
                                           -----     -------        ------       --------     -----         ------        ------

Balance, At December 31, 1997               $2,171   $255,424                     $426,309  $(87,832)      $60,989       $657,061
Comprehensive income:
    Net income                                                          $68,733     68,733                                 68,733
    Other comprehensive income,
    net of tax:
       Unrealized appreciation of
       investments                                                       11,866                                            11,866
       Currency translation adjustments                                   (410)                                              (410)
                                                                         ------
   Other comprehensive income                                            11,456                             11,456
                                                                         ------                             ------
Total comprehensive income                                              $80,189
                                                                        =======
Issuance of shares                              24     11,085                                                              11,109
Dividends declared on common stock                                                 (4,671)                                 (4,671)
Purchase  of  treasury  shares,  net of
reissuance                                                                                   (10,827)                     (10,827)
                                            ------   --------                    --------   --------        -------       -------
Balance at September 30, 1998               $2,195   $266,509                    $490,371   $(98,659)       $72,445      $732,861
                                            ======   ========                     =======   ========        =======      ========




                                     (Unaudited)
                                   ---------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other           Total
                                          Common     Paid-in    Comprehensive    Retained   Treasury    Comprehensive  Stockholders'
                                           Stock     Capital        Income       Earnings     Stock         Income         Equity
                                           -----     -------        ------       --------     -----         ------         ------
Balance, At December 31, 1996               $2,146   $248,662                     $335,868  $(73,484)           $40,077   $553,269
Comprehensive income:
   Net income                                                           $69,106     69,106                                  69,106
   Other comprehensive income,
   net of tax:
      Unrealized appreciation of
      investments                                                        17,736                                             17,736
      Currency translation adjustments                                  (4,818)                                             (4,818)
                                                                        -------
   Other comprehensive income                                            12,918                                  12,918
                                                                        -------
Total comprehensive income                                              $82,024
                                                                        =======
Issuance of shares                              22      6,509                                                                6,531
Dividends declared on common stock                                                 (3,864)                                  (3,864)
Purchase  of  treasury  shares,  net of
reissuance                                                                                   (10,434)                      (10,434)
                                            ------   --------                     --------  --------            -------   --------
Balance at September 30, 1997               $2,168   $255,171                     $401,110  $(83,918)           $52,995   $627,526
                                            ======   ========                     ========  ========            =======   ========


                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          (Unaudited)
                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                  1998                   1997
OPERATING ACTIVITIES                                                            ----------           ----------
     Net income                                                                    $68,733            $69,106
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net                               26,563            286,492
          Unearned premiums, net                                                    14,808             16,411
          Premiums receivable                                                        5,827            (30,619)
          Accrued investment income                                                  2,025             (6,483)
          Reinsurance balances, net                                                 16,210            (26,895)
          Deferred policy acquisition costs                                         (4,515)            (6,324)
          Net investment gains                                                     (23,300)           (28,452)
          Deferred tax asset, net                                                   (5,549)           (13,273)
          Other liabilities                                                         15,140             17,841
          Other items, net                                                          (8,686)            10,785
                                                                                   -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          107,256            288,589
                                                                                   -------            -------
INVESTING ACTIVITIES
     Sales of fixed maturity investments                                           972,759          1,120,587
     Maturities of fixed maturity investments                                       20,027             20,148
     Purchases of fixed maturity investments                                    (1,035,369)        (1,428,210)
     Net purchases of short-term investments                                       (31,825)           (48,935)
     Sales of equity securities                                                     60,755            125,146
     Purchases of equity securities                                                (63,314)           (70,368)
     Purchases of furniture and equipment                                           (3,442)            (3,476)
                                                                                   -------            -------
NET CASH USED BY INVESTING ACTIVITIES                                              (80,409)          (285,108)
                                                                                   -------            -------
FINANCING ACTIVITIES
     Issuance of shares                                                              5,145              5,232
     Purchase of treasury shares, net of reissuance                                (10,827)           (10,434)
     Cash dividends paid to stockholders                                            (4,389)            (3,590)
                                                                                   -------            -------
NET CASH USED BY FINANCING ACTIVITIES                                              (10,071)            (8,792)
                                                                                   -------            -------
Effects of exchange rate changes on cash                                              (972)              (172)
                                                                                   -------            -------


Increase (decrease) in cash                                                         15,804             (5,483)
Cash - beginning of year                                                             8,430             18,853
                                                                                   -------            -------
Cash - end of period                                                               $24,234            $13,370
                                                                                   =======            =======




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


                                                                       (In Thousands)
                                                     ----------------------------------------------------
                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                     --------------------------   -----------------------
                                                        1998           1997         1998         1997
                                                     ------------   -----------   ----------   ----------
Basic Earnings Per Share:
   Net income                                        $23,723        $20,670       $68,733      $69,106
   Weighted average shares                           18,263         18,372        18,264       18,393
   Basic earnings per share                          $1.30          $1.13         $3.76        $3.76

Diluted Earnings Per Share:
   Net income                                        $23,723        $20,670       $68,733      $69,106
   Add back after-tax interest on convertible        876            876           2,628        2,628
debentures
                                                     -------        -------       -------      -------
   Adjusted net income                               $24,599        $21,546       $71,361      $71,734

   Weighted average shares                           18,263         18,372        18,264       18,393
   Assumed exercise of dilutive stock options (1)    524            522           559          395
   Assumed conversion of convertible debentures (2)  2,020          2,020         2,020        2,020
                                                     -------        -------       -------      -------
   Weighted average shares and dilutive securities   20,807         20,914        20,843       20,808
   Diluted earnings per share                        $1.18          $1.03         $3.42        $3.45


             (1) Computed utilizing the average market price of Common Stock for the period.

             (2) Reflects the assumed conversion of the Company's 5.25% Convertible Subordinated Debentures due 2002.

3.       Retrocession

         The Company's balance sheets as of September 30, 1998 and December 31, 1997 reflect reinsurance recoverable balances as assets, the components of which are stated in the table below.


                                                        (In Thousands)
                                                Reinsurance Recoverable Balances, Net
                                          --------------------------------------------------
                                          September 30, 1998              December 31, 1997
                                          ---------------------           ------------------
Paid Claims                               $10,737                         $10,646
Unpaid Claims and Claims Expenses         263,152                         196,836
Ceded Balances Payable                    (34,857)                        (34,305)
Funds Held Liability                      (857)                           (900)
                                          ---------------------           ------------------
       Net                                $238,175                                  $172,277
                                          =====================           ==================



The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows:


                                                            (In Thousands)
                                        ------------------------------------------------------
                                           Three months ended           Nine months ended
                                              September 30,                September 30,
                                        -------------------------    -------------------------
                                          1998           1997           1998          1997
                                        ----------     ----------    -----------    ----------
Ceded premiums written                  $46,372        $34,345       $109,256       $98,580
Ceded premiums earned                   $40,343        $32,007       $95,497        $90,700
Ceded claims and claims expenses        $49,647        $21,695       $88,181        $57,961


4.       Comprehensive Income

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that a company classify items that meet the definition of components of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of the statement of financial position. For the quarter ended September 30, 1998, total comprehensive income totaled $33.2 million compared to $36.2 million for the 1997 third quarter. Total comprehensive income for the nine months ended September 30, 1998 totaled $80.2 million compared to $82.0 million for the 1997 nine month period. Comprehensive income includes all changes in equity during a period resulting from transactions and other events from nonowner sources. Changes in unrealized appreciation of investments and currency translation adjustments, after-tax, are the principal items that are added to net income to derive comprehensive income. Accumulated other comprehensive income, net of tax, for the Company includes unrealized appreciation of investments of $66.8 million and foreign currency translation adjustments of $5.6 million at September 30, 1998.

5.       Accounting Pronouncement

         In September 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's financial position.

6.       Supplemental Cash Flow Information

         In August 1998, NAC Re acquired Denham Syndicate Management Limited for 100,610 shares of NAC Re Common Stock. The acquisition was accounted for by the purchase method of accounting. The excess purchase price over the estimated fair market value of $5.2 million has been allocated to goodwill and is being amortized over a 20 year period.

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

Results of Operations
---------------------

For the quarter ended September 30, 1998, operating earnings, excluding investment gains, were $17.1 million or $.94 per basic share ($.86 cents per diluted share). This represents an increase of 1.1% over the $.93 per basic share ($.85 per diluted share) that was reported in the comparable quarter of 1997. For the nine months of 1998, operating earnings, excluding investment gains were $53.6 million or $2.93 per basic share ($2.70 per diluted share), an increase of 6.9% over the $2.74 per basic share ($2.55 per diluted share) that was reported in the comparable 1997 period. Operating earnings for the 1998 third quarter and nine month period were reduced by $7.2 million ($4.7 million after-tax) or $.26 per basic share ($.22 per diluted share) for property catastrophe claims resulting predominately from Hurricane Georges, inclusive of an expected charge for reinstating the Company's catastrophe protection. Net income, including investment gains for the third quarter of 1998, was $23.7 million or $1.30 per basic share ($1.18 per diluted share), representing an increase of 15.0% over the $1.13 per basic share ($1.03 per diluted share) that was reported for the 1997 third quarter. Net income for the nine months of 1998 was $68.7 million or $3.76 per basic share ($3.42 per diluted share), compared to $69.1 million or $3.76 per basic share ($3.45 per diluted share), for the comparable 1997 period. Included in net income per share were realized investment gains, net of tax of $.36 and $.83 per basic share ($.32 and $.72 per diluted share) for the 1998 third quarter and nine month period, respectively, compared to $.20 and $1.02 per basic share ($.18 and $.90 per diluted share) for the same prior year periods.

Premium Revenues

The Company's premium revenue from its domestic and international operations are as follows:


                                                        (In millions)
                                                    Net Premiums Written
                          --------------------------------------------------------------------------
                                  Three Months Ended                      Nine Months Ended
                                    September 30,                           September 30,
                          -----------------------------------     ----------------------------------
                            1998          1997        % Chg         1998         1997        % Chg
                          ----------    ---------    --------     ---------    ---------    --------
Domestic:
     Casualty             $70.1         $78.6        (10.9)  %    $200.5       $235.1       (14.7)%
     Property             28.4          30.8         (7.7)        98.6         88.7         11.2
     Specialty/Other      23.9          33.1         (27.9)       71.1         75.9         (6.4)
                          ----          ----         -----        ----         ----         ----
        Subtotal          122.4         142.5        (14.1)       370.2        399.7        (7.4)
                          -----         -----        -----        -----        -----        ----
International:
     Casualty             5.6           6.4          (11.5)       19.3         20.5         (5.6)
     Property             4.5           4.8          (7.1)        15.6         18.3         (15.0)
     Other                3.0           -            N/A          7.8          -            N/A
                          -----         -----        -----        -----        -----        ----
        Subtotal          13.1          11.2         17.7         42.7         38.8         10.3
                          ----          ----         ----         ----         ----         ----
Total                     $135.5        $153.7       (11.8)  %    $412.9       $438.5       (5.8)%
                          ======        ======       =====        ======       ======       =====


As shown in the table above, the Company's worldwide net premiums written for the 1998 third quarter and nine month period were $135.5 million and $412.9 million, respectively, compared to $153.7 million and $438.5 million for the 1997 third quarter and nine month period, respectively. This represents a decline of 11.8% and 5.8% from the 1997 third quarter and nine month period, respectively.

Domestic net premiums written for the 1998 third quarter and nine month period were $122.4 million and $370.2 million, respectively, compared to $142.5 million and $399.7 million for the 1997 third quarter and nine month period, respectively.

Domestic casualty net premiums written for the 1998 third quarter and nine month period were $70.1 million and $200.5 million, respectively, representing a decline of 10.9% and 14.7% from the comparable 1997 periods. These declines continue to reflect the competitive pressures in the casualty insurance market and NAC Re's decision to nonrenew accounts which do not meet the Company's profitability standards.

Domestic property net premiums written for the 1998 third quarter and nine month period totaled $28.4 million and $98.6 million, respectively, a decrease of 7.7% from the comparable 1997 third quarter and an increase of 11.2% over the comparable 1997 nine month period. The decline in the third quarter is primarily due to the reinstatement charge resulting from the property catastrophes. The overall increase for the nine months is primarily attributable to growth in both our treaty and facultative business. Net premiums written from the specialty lines which consist of fidelity/surety, ocean marine, aviation business and certain primary program business totaled $23.9 million and $71.1 million for the 1998 third quarter and nine month period, respectively, a decrease of 27.9% and 6.4% over the 1997 comparable periods. The decline in the specialty lines was attributable to the decrease in fidelity/surety business partially offset by growth in the Company's primary programs.

The Company's international operation, NAC Reinsurance International Holdings Limited, reported consolidated net premiums written of $13.1 million and $42.7 million for the 1998 third quarter and nine month period, respectively, representing an increase of 17.7% and 10.3% over the 1997 comparable periods. International reinsurance premiums written were $10.1 million and $34.9 million for the 1998 third quarter and nine month period, respectively, representing a decline of 9.6% and 10.0% from the 1997 comparable periods, reflecting the difficult market conditions. International primary net premium growth for the third quarter and nine month period were principally attributable to the Company's subsidiary, Stonebridge Underwriting Ltd., which is participating at Lloyd's as a corporate capital vehicle on the Denham Syndicate for the 1998 underwriting year. During the third quarter, the Company increased its capacity in Denham for the 1999 underwriting year from 13% to 43%, which is estimated to provide total gross premiums of $40 million for 1999.

In August 1998, the Company announced the completion of the purchase of Denham Syndicate Management Limited, the Lloyd's managing agency that manages non-marine syndicate 990 (Denham). Denham underwrites a specialized book of international business, concentrating on long-tail casualty lines and non-marine physical damage. In 1997, NAC Re formed Stonebridge Underwriting Ltd., a corporate capital vehicle which is participating on the Denham Syndicate. The transaction is not expected to have a material impact on the financial condition or results of operations of the Company in 1998.

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

The following chart sets forth statutory composite ratios and the relevant components for the periods indicated for the Company's domestic reinsurance subsidiary. The consolidated statutory composite ratio combines the results of the Company's international subsidiary on a U.S. statutory basis:


                                             Three months ended           Nine months ended         Year ended
                                               September 30,                September 30,          December 31,
                                          -------------------------     ----------------------    ----------------
                                            1998           1997           1998         1997             1997
                                          ----------    -----------     ---------    ---------    ----------------
Claims and Claims Expenses                66.2      %   65.6       %    66.1     %   65.8     %   65.9            %
Commissions and Brokerage                 28.8          27.9            26.8         27.3         27.3
Other Underwriting Expenses               10.9          9.5             10.9         9.7          9.9
                                          ----------    -----------     ---------    ---------    ----------------
Domestic Statutory Composite Ratio        105.9     %   103.0      %    103.8    %   102.8    %   103.1           %
                                          ==========    ===========     ==========   ==========   =================
International Statutory Composite Ratio   120.6     %   111.2      %    112.6    %   110.1    %   108.9           %
                                          ==========    ===========     ==========   ==========   =================
Consolidated Statutory Composite Ratio    107.2     %   103.6      %    104.6    %   103.4    %   103.6           %
                                          ==========    ===========     ==========   ==========   =================




The Company's domestic statutory composite ratios for the 1998 third quarter and nine month period were 105.9% and 103.8%, respectively, compared to 103.0% and 102.8% for the comparable 1997 periods. The 1998 third quarter and nine month domestic statutory composite ratios reflect approximately 5.1 percentage points and 1.7 percentage points, respectively, related to property catastrophes. The statutory composite ratio for NAC Reinsurance International Limited was 120.6 percent and 112.6 percent for the third quarter and nine month period, respectively, compared to 111.2 percent and 110.1 percent for the same prior year periods. The 1998 third quarter and nine month statutory composite ratio for NAC Reinsurance International reflects approximately 10.3 percentage points and 3.3 percentage points, respectively, attributable to Hurricane Georges.

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

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and the expenses of both the client company and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results. The 1998 third quarter commission and brokerage ratio reflected a slight increase from prior year, principally due to the effect of the reinstatement premium charge on the Company's retrocessional programs resulting from third quarter property catastrophe claims. The Company's domestic commission and brokerage ratio for the 1998 nine month period reflects a decrease compared to the 1997 comparable period, principally due to the effects of certain contractual provisions which adjust commission expense based on claim experience.

The statutory underwriting expense ratio was 10.9% for both the 1998 third quarter and nine month period, compared to 1997 ratios of 9.5% and 9.7%. The increase in the underwriting expense ratios is reflective of the continuing business expansion and investments in technology coupled with lower premium volume. The Company continues to seek measures to contain operating expenses that are not central to its underwriting activities and to better utilize its resources.

Investments

Cash and invested assets at September 30, 1998 and December 31, 1997 were $2.5 billion and $2.3 billion, respectively, excluding net investment payables of $7.6 million and $25.8 million for 1998 and 1997, respectively.



Net investment income for the 1998 third quarter and nine month period was $33.4 million and $98.1 million, respectively, increases of 4.7% and 8.0%, respectively, over the 1997 comparable periods. On an after-tax basis, net investment income for the 1998 third quarter and nine month period was $26.6 million and $78.5 million, or $1.46 and $4.30 per basic share ($1.28 and $3.77 per diluted share), increases of 5.0% and 9.1 % over the comparable 1997 periods. The increase is primarily attributable to the higher invested asset base. The Company's pretax investment yield was 5.8% for the 1998 nine month period, compared to 5.9% for the 1997 nine month period. The after-tax investment yield was 4.6% for the 1998 nine month period, compared to 4.7% for the 1997 nine month period.

Net investment gains, net of tax for the 1998 third quarter and nine month period were $6.6 million and $15.1 million, compared to net investment gains of $3.7 million and $18.8 million for the comparable 1997 periods. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. The Company's emphasis on high quality fixed maturity investments reflects this strategy. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns without compromising balance sheet integrity. At September 30, 1998, our fixed maturity investments amounted to $2.2 billion, which is 87.6% of cash and invested assets, and 94.4% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The balance of the Company's investment portfolio at September 30, 1998, consisting of cash, short-term investments and equity securities, amounted to $304.2 million. As of September 30, 1998, the Company held $138.9 million or 5.6% of cash and invested assets in equity securities which represented 19.8% of statutory surplus.

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

Liquidity and Capital Resources
-------------------------------

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, and dividends and tax reimbursements from NAC. These dividends from NAC are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation, was $701.2 million at September 30, 1998, which ranks among the largest domestic reinsurers measured on this basis.

Total assets exceeded $3.0 billion at September 30, 1998. Stockholders' equity reached $732.9 million or $39.98 per share at September 30, 1998 compared to $657.1 million or $35.89 per share at December 31, 1997. The unrealized appreciation of investments, net of tax, which is the principal component of accumulated other comprehensive income, increased to $66.8 million at September 30, 1998 from $55.0 million at December 31, 1997, principally resulting from changes in market interest rates.

Cash flow from operations for the 1998 nine month period was $107.3 million, compared to $288.6 million for the comparable 1997 period. The decline is primarily attributable to approximately $180 million from the termination of two retrocessional programs in 1997.

NAC Re maintains a revolving credit facility under which it can borrow up to $32.1 million as of September 30, 1998. Outstanding borrowings as of September 30, 1998 were $12.9 million and were principally used to finance the Company's periodic repurchases of Common Stock. The facility is being reduced by $2.9 million on a quarterly basis as of July 1998. The Company periodically reviews its credit arrangements for renewal based on its working capital requirements and other financing needs. As a result, on September 30, 1998, the Company canceled its $15 million line of credit facility for its reinsurance subsidiary.

During the first nine months of 1998, the Company repurchased over 220,000 shares of common stock at an average cost of $49.54 per share. From the inception of the program, approximately 3.6 million shares have been repurchased at an average cost of $27.25 per share. Approximately 436,000 shares remain authorized for repurchase under the program.

The Company declared a quarterly cash dividend of $.09 per share for the 1998 third quarter. The regular cash dividend was increased to $.09 from $.075 in June 1998.

Accounting Pronouncement
------------------------

In September 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's financial position.


Regulatory Initiatives
----------------------

NAC Re and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re's international subsidiary is subject to the regulatory authority of the UK Insurance Directorate HM Treasury. The international subsidiary's Australian branch office is also subject to the Australian Insurance and Supervisory Commission's solvency and regulatory authority. These regulations vary from jurisdiction to jurisdiction, and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company relate to reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial strength and general business operations.

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

Impact of the Year 2000 Issue
-----------------------------

The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1995. Certain systems have been identified for replacement or upgrade with Year 2000-compliant versions before year-end 1999 due to normal business requirements. All other critical systems are being assessed for Year 2000-related problems, which will be remediated to reduce the likelihood that they will have a material adverse effect on the Company's operations or financial condition. As of this disclosure date, the Company has completed its inventory of all systems (including embedded technology); remedied the computer code of its legacy reinsurance system; and is currently testing all critical systems to determine whether they will be affected by the Year 2000 problem and whether any further remediation is necessary. Management has not identified any hardware or software computer system with a significant Year 2000 compliance problem that is expected to have a materially adverse effect on the Company's financial condition or results of operations. The remediation, testing, and implementation process is expected to continue through the end of the 1999 third quarter.

The Company has contacted its critical customers, retrocessionaires, reinsurance intermediaries, managing general agents, suppliers, and other constituents to determine the nature and extent of their Year 2000 compliance efforts and whether their failure to resolve their own Year 2000 problems would have a material adverse affect on the Company's financial condition or results of operations. Because many of the third parties with whom the Company has material relationships believe that they will be Year 2000 compliant by year-end 1998 or sometime in 1999, the Company is not yet able to determine with any degree of confidence whether and when those third parties will actually attain their Year 2000 compliance objectives. The Company intends to resurvey these third parties in early 1999 in an attempt to confirm their Year 2000 compliance status and factor this updated information into its contingency plans.

Management is currently revising its existing business recovery plans to address any material internal or external Year 2000-related failures that may arise. The Company expects to complete the contingency planning phase of its Year 2000 compliance effort prior to the end of the 1999 third quarter. The Company's estimated aggregate Year 2000 compliance costs are not expected to exceed $2 million, with a majority of those costs attributable to consulting fees.

Although the Company is attempting, whenever possible, to avoid or otherwise limit its overall exposure to Year 2000-related risks in the context of both its assumed business and retrocessional protection, it may still have material exposure in its property and casualty operations to Year 2000-related claims. It is not yet possible to determine whether such claims might be made against insurance or reinsurance contracts in which the Company participates or if such claims will be held to have merit.

Significant failures of certain essential services including, but not limited to, the telecommunications, utility, banking, securities, and transportation industries, due to their own Year 2000 problems are generally beyond the Company's control and could have a material adverse impact on the Company's financial condition or results of operations.

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

Safe Harbor Disclosure for Forward-Looking Statements
-----------------------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), the Company sets forth below cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those which might be projected, forecasted, or estimated or otherwise implied in the Company's forward-looking statements, as defined in the Act, made by or on behalf of the Company in press releases, written statements or documents filed with the Securities and Exchange Commission, or in its communications and discussions with investors and analysts in the normal course of business through meetings, telephone calls and conference calls. Such statements may include, but are not limited to, projections of premium revenue, investment income, other revenue, losses, expenses, earnings (including earnings per share), cash flows, plans for future operations, common shareholders' equity, financing needs, capital plans, dividends, plans relating to products or services of the Company, and Year 2000 compliance and estimates concerning the effects of litigation or other disputes, as well as assumptions for any of the foregoing and are generally expressed with words such as "believes," "estimates," "expects," "anticipates," "could have," "may have," and similar expressions.

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following:

     - Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

     - Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages;

     -    The ability of the Company to execute its business strategies;

     - Changes in the frequency and severity of catastrophes which could significantly impact the Company's business in terms of net income, reinsurance costs, and cash flow;

     - Adverse development on claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, inflation, new theories of liability, or new insurance and reinsurance contract interpretations;

     -    Changes in the Company's retrocessional arrangements;

     - Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionnaires or reinsurers;

     - Increases in interest rates, which cause a reduction in the market value of the Company's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common shareholders' equity and decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

     - Declines in the value of the Company's common equity investments and credit losses on the Company's investment portfolio;

     - Gains or losses related to foreign currency exchange rate fluctuations; and

     - Adverse results in litigation matters including, but not limited to, litigation related to environmental, asbestos, other potential mass tort claims, and claims related to the Year 2000.

In addition to the factors outlined above that are directly related to the Company's business, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Index:


Exhibit                              Description                                     Page

     15           Letter Re Unaudited Interim Financial Information                   19

     27           Financial Data Schedule                                             20


(b) There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

    Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  NAC Re CORP.
                                  ------------
                                  (Registrant)




Date:                November 11, 1998                    NICHOLAS M. BROWN, JR.
          -----------------------------------------       --------------------------------------
                                                          Nicholas M. Brown, Jr.
                                                          President and Chief Operating Officer


Date:                November 11, 1998                    RICHARD H. MILLER
          -----------------------------------------       --------------------------------------
                                                          Richard H. Miller
                                                          Vice President, Chief Financial Officer
                                                          and Treasurer
