Form 10-K
period 1998-12-31
NAC RE CORP
filed 1999-03-30
CIK 775542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------

                                    FORM 10-K

(Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number 0-13891

                                  NAC RE CORP.
             (Exact name of registrant as specified in its charter)

                                -----------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value as of March 3, 1999 of the voting stock held by non-affiliates of the registrant was approximately $928 million.

      There were 18,421,506 shares outstanding of the Registrant's Common Stock, $.10 par value as of March 3, 1999.

================================================================================

                          NAC RE CORP. AND SUBSIDIARIES
                                Table of Contents

                                                                           Page
Item                                                                      Number
----                                                                      ------

                                     PART I

 1.   Business                                                              1

 2.   Properties                                                            15

 3.   Legal Proceedings                                                     15

 4.   Submission of Matters to a Vote of Security Holders                   15

                                     PART II

 5.   Market for the Registrant's Common Stock and Related Stockholder
      Matters                                                               15

 6.   Selected Financial Data                                               17

 7.   Management's Discussion and Analysis of Financial Condition           18
      and Results of Operations

 8.   Financial Statements and Supplementary Data                           32

 9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosures                                             59

                                    PART III

10.   Directors and Executive Officers                                      59

11.   Executive Compensation                                                62

12.   Security Ownership of Certain Beneficial Owners and Management        75

13.   Certain Relationships and Related Transactions                        77

                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K      77

PART I

Item 1. Business

Recent Developments

      On February 15, 1999, NAC Re Corp. ("NAC Re") entered into an Agreement and Plan of Merger (the "Merger Agreement") with XL Capital Ltd ("XL") pursuant to which NAC Re will merge into a wholly-owned subsidiary of XL in an all stock transaction. NAC Re shareholders will receive 0.915 of an XL Class A voting ordinary share for each share of NAC Re Common Stock in a tax-free exchange of shares. XL plans to account for the merger as a "pooling-of-interests" under U.S. generally accepted accounting principles ("GAAP"). The transaction is subject to approval by NAC Re's shareholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, receipt of insurance regulatory approvals and other customary closing conditions. It is expected that the merger will be completed by late second or early third calendar quarter of 1999.

      In connection with the Merger Agreement, NAC Re granted XL the option to purchase, under certain circumstances, up to 1,860,215 shares of NAC Re Common Stock at a purchase price of $45.3125 per share. The option is exercisable upon certain circumstances, including if NAC Re recommends or proposes a different transaction or if any other person commences a tender or exchange offer to acquire 10% or more of NAC Re's Common Stock.

      Detailed information regarding the proposed transaction and XL will be filed with the Securities and Exchange Commission and disseminated to NAC Re's stockholders in connection with the solicitation of stockholder approval.

History

      NAC Re is a Delaware corporation that was organized on June 27, 1985 for the purpose of holding all the outstanding shares of common stock of NAC Reinsurance Corporation ("NAC"), a property and casualty reinsurance company. Based on industry data published by the Reinsurance Association of America ("RAA") as of December 31, 1998, NAC is the 8th largest reinsurance company in the United States, ranked by statutory surplus. NAC is the parent company of:
Greenwich Insurance Company, Indian Harbor Insurance Company, NAC Re Investment Holdings, Inc., and NAC Re International Holdings Limited. NAC Re and its subsidiaries are collectively referred to as the Company.

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

      NAC is licensed to write reinsurance in all 50 states, the District of Columbia, Puerto Rico and all provinces of Canada. Prior to 1977, NAC wrote both primary insurance and reinsurance business for a variety of risks. Because of substantial losses incurred from such business, NAC discontinued writing any significant new insurance or reinsurance and was operated as a run-off company from 1977 to 1981. NAC's reserves, net of reinsurance recoverables, for business written prior to 1977, which includes aircraft and marine risks, general liability, medical, accountant's and attorney's malpractice, other professional risks and foreign risks, are approximately $42.7 million or less than 3% of total net claims and claims expense reserves as of December 31, 1998.

      In 1990, NAC acquired Greenwich Insurance Company ("Greenwich"), formerly Harbor Insurance Company, from The Continental Corporation. All liabilities incurred before the acquisition date, including insurance obligations under expired as well as in-force business, remained with the previous owner and its affiliates. Greenwich principally writes primary insurance and is licensed in all 50 states to write primary insurance and reinsurance.

      In 1992, NAC received regulatory authorization for a newly formed insurance subsidiary, Indian Harbor Insurance Company ("Indian Harbor"). As a surplus lines carrier, Indian Harbor is licensed in only its state of domicile, North Dakota, and writes primary business on a nonadmitted basis in selected states.

      In December 1993, NAC, through NAC Re International Holdings Limited, formed and received U.S. and U.K. regulatory authorization for a new reinsurance subsidiary, NAC Reinsurance International Limited ("NAC Re International"), based in London, England. NAC Re International, capitalized as of December 31, 1998 with approximately $165.9 million, primarily writes non-U.S. international property and casualty treaty and facultative reinsurance business. During 1997, NAC Re International Holdings Limited formed a subsidiary, Stonebridge Underwriting, Ltd., which is participating as a corporate capital vehicle on a Lloyd's syndicate.

      In 1998, NAC organized NAC Re Investment Holdings, Inc., a non-insurance investment subsidiary.

General

      The Company, through NAC and its subsidiaries, is principally engaged in providing treaty and facultative reinsurance to primary insurers of casualty risks (principally general liability, professional liability, automobile and workers' compensation) and commercial and personal property risks and specialty risks (including fidelity/surety and ocean marine). In consideration for reinsuring risks, the Company receives premiums from the primary insurer. In many cases, the Company reinsures part of its risk with other reinsurers and pays a premium to such reinsurers.

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

      Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring by the Company of a specified type or category of risks underwritten by the primary insurer. Typically, the primary insurer is required to cede the agreed type or category of risks to the Company and the Company is obligated to accept a specified portion of such risks. The Company determines whether to write particular treaties based on many factors, including the reinsured's risk management and underwriting practices. In treaty reinsurance, the reinsurer typically does not separately evaluate each of the individual risks assumed and, within prescribed parameters, is generally dependent on the underwriting decisions made by the primary insurer. Such dependence subjects the reinsurer to the risk that the primary insurer has not adequately determined the risk to be reinsured and, accordingly, the premium ceded to the reinsurer in connection therewith may not adequately compensate the reinsurer for the risk assumed. Treaty reinsurance, including fidelity/surety business, constitutes approximately 77% of the Company's business.

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

      Approximately 43% of the Company's business in 1998 was written on an excess of loss basis, under which the Company indemnifies an insurer for a portion of the losses on insurance policies in excess of a specified loss amount, generally $1 million or more, and up to an amount per loss specified in the contract. The balance of the Company's business is written on either a pro rata basis under which the Company assumes from the primary insurer a percentage of loss specified in the treaty of each risk in the reinsured class or on a primary insurance basis as discussed below.

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

      The Company also writes primary program insurance business through Greenwich and Indian Harbor. The principle lines of primary business written include certain specialty classes such as auto warranty business. The business is written principally through managing general agents and general agents. The Company evaluates each business relationship based upon the underwriting experience and operational expertise of each distribution channel selected, and performs an analysis to evaluate financial security. The Company periodically performs underwriting, claims and operational audits of each pool and agency relationship. Primary program insurance business constitutes approximately 22% of the Company's business.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's premium revenues.

Competition

      The property and casualty reinsurance industry has been characterized by strong, and at times, intense price competition driven largely by the substantial amount of excess capacity currently present in the industry. The Company competes with numerous international and domestic reinsurance companies. These competitors, several of which have far greater financial and other resources, include independent reinsurance companies and subsidiaries or affiliates of established worldwide insurance companies. They also include the reinsurance departments of some primary insurance companies and underwriting syndicates in Lloyd's.

      Competition with regard to the types of reinsurance business transacted by the Company is based on many factors. These factors include perceived overall financial strength, size, premiums charged, limits capacity, A.M. Best Company's ("A.M. Best"), Standard & Poor's ("S&P"), and Moody's Investor Services ("Moody's") ratings (see Ratings discussion), services offered, underwriting expertise and quality of claims management. The number of jurisdictions in which a reinsurer is licensed to do business is also a factor. The Company believes that the A.M. Best "A+" rating and the S&P's "AA-" rating of NAC and its domestic subsidiaries, its nationwide licensing, its reputation for prompt claims payment and a high level of client service, together with its capacity limits and surplus size, put it in a favorable position to compete for new reinsurance opportunities as well as retain its existing client base.

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

      See Note 2 of the Notes to the Consolidated Financial Statements of NAC Re for information regarding the Company's major clients and brokers.

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

Claims

      Claims are managed by the Company's professional claims staff whose responsibilities include reviewing initial loss reports and coverage issues, monitoring claims handling activities of ceding companies, establishing and adjusting proper case reserves and approving payment of claims. In addition to claims assessment, processing and payment, the claims staff selectively conduct comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies.

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

      A reconciliation of the difference between the reserves for claims and claims expenses determined in accordance with GAAP and those recorded for statutory reporting purposes is as follows:

                                                                                    (In Thousands)

                                                                           1998           1997           1996
                                                                        -----------    -----------    -----------
Domestic liability reported on a statutory basis, net of reinsurance    $ 1,323,600    $ 1,319,908    $ 1,036,227
International liability, net of reinsurance                                 108,707         91,528         74,530
Difference in discount rate applied to workers' compensation
  case reserves, net                                                         (6,326)        (4,300)        (3,540)
Reinsurance recoverable                                                     292,256        196,836        406,128
                                                                        -----------    -----------    -----------
Consolidated liability reported on a GAAP basis, gross of reinsurance   $ 1,718,237    $ 1,603,972    $ 1,513,345
                                                                        ===========    ===========    ===========

      Note 4 of the Notes to the Consolidated Financial Statements of NAC Re provides a table which analyzes paid and unpaid claims and claims expenses and a reconciliation of beginning and ending reserve balances for the years ended December 31, 1998, 1997 and 1996. Included in such analysis is a discussion of certain factors which impact both current and prior year claims activity.

      The table below represents the development of GAAP balance sheet reserves for 1988 through 1998. The top line of the table shows the reserves, net of reinsurance recoverables, at the balance sheet date for each of the indicated years. This represents the estimated amounts of net claims and claims expenses arising in all prior years that are unpaid at the balance sheet date, including IBNR. The reserve for claims and claims expenses is net of the 7% discount related to workers' compensation tabular reserves. The upper portion of the table shows the re-estimated amount of the previously recorded reserve based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The re-estimated reserve for each year reflects the 7% discount related to workers' compensation tabular reserves. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The second table below represents the claim development of the gross balance sheet reserves for years 1992 through 1998.

      With respect to the information in the table immediately below, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to claims settled in 1991, but incurred in 1988, will be included in the cumulative deficiency amount for years 1988, 1989 and 1990. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future reserve development based on these tables. For further discussion of reserve and retrocessional activity see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 6 of the Notes to the Consolidated Financial Statements of NAC Re.

                DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES
                         Net of Reinsurance Recoverables
                                  (In Millions)

                                                                                 Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                  1988   1989    1990    1991    1992    1993   1994   1995    1996    1997    1998
                                                  ----   ----    ----    ----    ----    ----   ----   ----    ----    ----    ----
RESERVE FOR CLAIMS AND CLAIMS EXPENSES, NET OF
REINSURANCE RECOVERABLES                          $292   $388    $469    $529    $626    $697   $808   $954   $1,107  $1,407  $1,426

RESERVE RE-ESTIMATED AS OF:

  One year later                                   293    384     460     494     602     653    788    921    1,068   1,369
  Two years later                                  289    376     427     464     548     648    755    882    1,031
  Three years later                                281    350     407     423     549     630    724    855
  Four years later                                 258    336     379     424     531     606    707
  Five years later                                 253    321     392     417     531     602
  Six years later                                  245    331     391     425     534
  Seven years later                                265    336     409     432
  Eight years later                                273    352     422
  Nine years later                                 283    355
  Ten years later                                  294

CUMULATIVE REDUNDANCY (DEFICIENCY)                 (2)     33      47      97      92      95    101     99       76      38
PERCENTAGE                                         (1%)     9%     10%     18%     15%     14%    13%    10%       7%      3%

CUMULATIVE AMOUNT OF LIABILITY PAID, NET OF
REINSURANCE RECOVERABLES, PAID THROUGH:

  One year later                                  $ 34   $ 60    $ 81    $ 65    $104    $119   $140   $146     $ 27    $253
  Two years later                                   73    109     126     116     173     207    233    161      184
  Three years later                                102    134     166     158     229     258    240    252
  Four years later                                 117    161     197     199     261     246    299
  Five years later                                 133    179     226     220     257     292
  Six years later                                  148    200     244     213     291
  Seven years later                                163    213     240     240
  Eight years later                                174    212     262
  Nine years later                                 176    223
  Ten years later                                  183

============================

                DEVELOPMENT OF CLAIMS AND CLAIMS EXPENSE RESERVES
                        Gross of Reinsurance Recoverables
                                  (In Millions)

                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                       1992     1993    1994      1995     1996     1997      1998
                                                       ----     ----    ----      ----     ----     ----      ----
GROSS RESERVE FOR CLAIMS AND CLAIMS EXPENSES:          $808     $909   $1,086    $1,292   $1,513   $1,604    $1,718

Reserve re-estimated as of:

  One year later                                        798      873    1,097     1,280    1,446    1,583
  Two years later                                       755      882    1,093     1,208    1,425
  Three years later                                     773      888    1,028     1,203
  Four years later                                      774      832    1,036
  Five years later                                      742      860
  Six years later                                       779

CUMULATIVE REDUNDANCY (DEFICIENCY)                       29       49       50        89       88       21
PERCENTAGE                                                4%       5%       5%        7%       6%       1%

----------------------------

Retrocession Agreements

      Reinsurance companies enter into retrocession arrangements to increase aggregate premium capacity and to reduce the risk of loss on reinsurance underwritten. Historically, the Company has obtained reinsurance for itself primarily through excess of loss reinsurance agreements. The Company has also obtained reinsurance protection against liability on a single event arising from several different treaty obligations, and reinsurance protection against liability arising from related losses involving more than one reinsured or contract. The Company's retrocession agreements are generally structured on a treaty basis, and cover its direct, treaty and facultative business. The Company also purchases specific reinsurance that applies to individual agreements or contracts. Such reinsurance is generally purchased to limit the Company's net retention or to supplement its core reinsurance protections.

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

      At December 31, 1998, the Company had reinsurance recoverables, exclusive of available offsets, in the form of letters of credit, trust accounts and funds withheld, totaling $362.4 million, with approximately 173 domestic and 162 foreign retrocessionnaires. The Company had no amounts recoverable from a single entity or group of entities that exceeded 10% of stockholders' equity as of December 31, 1998.

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

      The following discussion outlines the Company's gross lines (the amount of risk of loss assumed) and net retentions for the years indicated.

1999

      The following table summarizes the Company's expected gross lines, initial and maximum retentions on any one claim for 1999:

                                                      (In Millions)

                                              Gross       Initial     Maximum
                                              Line       Retention   Retention
                                             ------      ---------   ---------
Casualty Treaty and Casualty Facultative
Automatics                                   $  7.5(1)      $5.0      $5.0(2)
Casualty Facultative (3)                     $  7.5         $3.0      $3.0
Property Treaty                              $  7.5(1)      $3.0      $3.9(4)
Property Facultative                         $100.0         $3.0      $3.0(4)
Surety                                       $ 20.0(5)      $2.0      $4.0
Ocean Marine                                 $ 30.0(6)      $1.0      $1.0

(1) The Company has reinsurance protection which provides additional per risk or per occurrence protection in excess of $7.5 million.
(2) The maximum retention could increase to $10 million in certain limited circumstances.
(3)   Individual risk only.
(4) The maximum retention could increase to $6.2 million in certain limited circumstances.
(5)   Per Principal.
(6)   Per Event.

      The Company's 1999 reinsurance program for multiple claims arising from two or more risks in a single occurrence or event is indicated below:

      Property--Property business is protected by two sets of retrocessional agreements. The first set of agreements provides protection for a total of $83 million in excess of an initial retention of $5 million for loss events within the United States and Canada. NAC's retention gradually increases up to an additional $16.9 million should gross losses exceed $40 million. The second set of agreements provides protection for loss events that occur outside of United States and Canada for 100% of $65 million in excess of an initial retention of $5 million. Both sets of agreements are on a first and second event basis.

      Workers' Compensation--100% of $195 million in excess of a $5 million retention for any one occurrence.

      Casualty Contingency Cover--100% of $35 million in excess of $5 million for any one occurrence.

      In addition to the above reinsurance protections, the Company has coverage in the event the accident year claims and claims expense ratio exceeds a predetermined amount. The Company also purchases specific reinsurance that applies to individual agreements or contracts. Such reinsurance is generally purchased to limit the Company's net retention or to supplement its core reinsurance protections.

1998

    The following table summarizes the Company's expected gross lines, initial and maximum retentions on any one claim for 1998:

                                                      (In Millions)

                                              Gross       Initial     Maximum
                                              Line       Retention   Retention
                                             ------      ---------   ---------
Casualty Treaty and Casualty Facultative
Automatics                                   $  7.5(1)      $5.0      $5.0(2)
Casualty Facultative (3)                     $  7.5         $3.0      $3.0
Property Treaty                              $  7.5(1)      $3.0      $3.9(4)
Property Facultative                         $100.0         $3.0      $3.0(4)
Surety                                       $ 20.0(5)      $2.0      $4.0
Ocean Marine                                 $ 30.0(6)      $1.0      $1.0

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

1997

      The following table summarizes the Company's gross lines, initial and maximum retentions on any one claim for 1997:

                                                      (In Millions)

                                              Gross       Initial     Maximum
                                              Line       Retention   Retention
                                             ------      ---------   ---------
Casualty Treaty and Casualty Facultative
Automatics                                   $  7.5(1)      $5.0      $5.0(2)
Casualty Facultative (3)                     $  7.5         $3.0      $3.0
Property Treaty                              $  7.5(1)      $3.0      $3.9(4)
Property Facultative                         $100.0         $3.0      $3.0(4)
Surety                                       $ 20.0(5)      $2.0      $4.0
Ocean Marine                                 $ 30.0(6)      $1.0      $1.0

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

      A summary of the Company's investment portfolio as of December 31, 1998 and 1997 is set forth below:

                                                        (In Thousands)
                                                         December 31,
                                       -------------------------------------------------
                                                 1998                     1997
                                       -----------------------   -----------------------
                                        Carrying       % of       Carrying       % of
                                          Value      Portfolio     Value       Portfolio
                                       ----------    ---------   ----------    ---------
Cash and short-term                    $  150,743          6.1%  $  116,919          5.0%
                                       ----------    ---------   ----------    ---------
Fixed maturities:
    U.S. Treasury                          21,755          0.9       14,507          0.6
    Tax-exempt                          1,324,226         53.9    1,250,973         53.3
    Foreign Government                    233,150          9.5      172,321          7.3
    Corporate                             410,522         16.7      425,857         18.1
    Mortgage-backed                       200,531          8.2      216,845          9.2
    Subordinated convertibles                 433           --        8,085          0.4
                                       ----------    ---------   ----------    ---------
    Subtotal                            2,190,617         89.2    2,088,588         88.9
                                       ----------    ---------   ----------    ---------
Equity securities                         115,064          4.7      142,527          6.1
                                       ----------    ---------   ----------    ---------
   Total                               $2,456,424        100.0%  $2,348,034        100.0%
                                       ==========    =========   ==========    =========

      Guidelines established by the Committee restrict the portion of the portfolio that can be held in lower rated or non-investment grade securities. Consistent with the Company's focus on asset quality, at December 31, 1998, approximately 94% of the Company's fixed maturity investments were considered "investment grade" by Moody's Investor Services, Inc., ("Moody's") or S&P.

      The guidelines also address portfolio diversification by establishing certain restrictions regarding the portion of the investment portfolio that can be invested in a particular security, issuer, an industry sector or, in the case of tax-exempt securities, in a state or municipality. Such restrictions do not apply to investments in direct or indirect obligations of the U.S. Government (i.e., US Treasury and GNMA Securities), which comprised 3.8% of the Company's cash and invested assets at December 31, 1998.

      The portfolio guidelines generally prohibit investment in derivative products (i.e., products which include features such as futures, forwards, swaps, options and other investments with similar characteristics), without prior approval and written authorization by the Committee. Such authorization would be provided only after obtaining regulatory approval and evaluating a written plan submitted by the advisor which documents the strategy, the objective, a description of the size and nature of each transaction, the expected return, the costs/benefits, and the possible risk factors. The Company did not own any derivative investment products as of December 31, 1998.

      The portfolio guidelines permit the purchase of certain securities which derive their values or their contractually required cash flows from other securities, such as mortgage-backed securities, where the underlying collateral is a pool of residential or commercial real estate mortgages. These securities are generally considered to have high credit quality since they are either government or quasi-government agency-backed or are equivalent to a "AAA" rating. The risks associated with mortgage-backed securities are interest rate risk (as with all fixed-rate securities) and prepayment risk or extension risk which may result in a decline in the expected return and/or value of the security. Prepayment or extension of principal payments occur and can be exacerbated depending upon the level of interest rates in the marketplace. Mortgage-backed securities in the Company's investment portfolio totaled $200.5 million at December 31, 1998, of which 15.9% are collateralized mortgage obligations (CMO's) which generally reduce the uncertainty concerning the maturity of a mortgage-backed security.

      Uncertainties exist regarding interest rates and inflation and their potential impact on the market values of the Company's fixed income securities. The Company actively considers the risks and financial rewards associated with the maturity distribution of its fixed income portfolio. In this regard, the Company takes into consideration the pattern of expected claims payments and the Company's future cash flow projections in evaluating its investment opportunities. Consistent with the payment profile of the Company's claims reserve liabilities, and based upon the expected maturity of fixed maturity investments as of December 31, 1998, the Company's fixed maturity investments which include mortgage-backed securities but exclude convertible securities, had an expected average maturity of 7.7 years.

      A summary of expected maturities of the Company's fixed maturity investments is set forth below:

                                                (In Thousands)
                                              December 31, 1998
                                      ----------------------------------
                                                               % of
                                      Carrying Value         Portfolio
                                      --------------        ------------
       Less than 1 year                   $   16,163                 0.7%
       1-5 years                             337,054                15.4
       6-10 years                          1,069,452                48.8
       11-15 years                           436,160                19.9
       16-20 years                           128,188                 5.9
       More than 20 years                    203,167                 9.3
                                      --------------        ------------
       Subtotal                            2,190,184               100.0
       Convertibles                              433                  --
                                      --------------        ------------
            Total                         $2,190,617               100.0%
                                      ==============        ============

      The balance of the Company's investment portfolio at December 31, 1998, consisting of cash, short-term investments and equity securities, amounted to $265.8 million. The Company's equity investment strategy is designed to build a quality equity portfolio. As of December 31, 1998, the Company held $115.1 million or 4.7% of cash and invested assets in equity securities, representing 15.6% of statutory surplus. The Company does not hold any direct investments in real estate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Company's investing activities and results.

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

      NAC and its domestic subsidiaries, as well as NAC Re International, have been assigned a "AA-" claims-paying rating from S&P, which is S&P's second highest rating. A "AA-" is assigned to insurers that offer very strong financial security, differing only slightly from those rated higher. The Company is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. NAC Re International is supported by a Net Worth Maintenance Agreement with NAC pursuant to which NAC has agreed to provide certain specified financial support to NAC Re International in meeting its regulatory standards and liquidity needs, subject to regulatory requirements on NAC.

      NAC, Greenwich, and Indian Harbor have been assigned an A1(Good), A2(Good), and A2(Good) rating, respectively, by Moody's. An "A" rating is Moody's third highest rating and is assigned to insurers that offer good financial security, however elements may be present which suggest a susceptibility to impairment sometime in the future. A numeric modifier of "1" is used to refer to the highest ranking within the group and a modifier of "2" refers to the mid-range ranking within the group, based on a ranking scale of 1 to 3.

      The A.M. Best rating, S&P claims-paying rating, and the Moody's financial strength rating are based upon factors of concern to policyholders and should not be considered an indication of the degree or lack of risk involved in an equity investment in an insurance or reinsurance company.

      NAC Re debt instruments have the following investment grade ratings from S&P and Moody's:

                                                                  S&P    Moody's
                                                                  ----   -------
$100 Million 8% Senior Notes due 1999                               A-      A3
$100 Million 7.15% Senior Notes due 2005                            A-      A3
$100 Million 5.25% Convertible Subordinated Debentures due 2002   BBB+    Baa1

      Debt ratings are a current assessment of the credit-worthiness of an obligor with respect to a specific obligation. A company with a debt rating of "A-" is considered by S&P to have a strong capacity to pay interest and repay principal, although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. A Company with a debt rating "A3" is considered to be an upper-medium-grade obligation by Moody's. This rating represents adequate capacity with respect to repayment of principal and interest, but elements may be present which suggest a susceptibility to impairment sometime in the future. A company with a debt rating of "BBB+" by S&P and "Baa1" by Moody's is considered to have adequate capacity to pay interest and repay principal but capacity to meet long-term obligations is susceptible to adverse economic conditions or changing circumstances.

      All of the above-mentioned ratings are continually monitored and revised, if necessary, by each of the rating agencies. While the Company believes that it will maintain and could possibly improve its ratings over time, there is no assurance that it will continue to receive these favorable ratings in the future.

Employees

      At December 31, 1998, the Company had 300 full-time employees, including 42 employees in the Company's international operation. The Company's employees are not represented by a labor union and the Company believes that its employee relations are good.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information

      The Common Stock ($.10 par value) of NAC Re is traded on the New York Stock Exchange (NYSE) under the symbol NRC. For the periods presented below, the high and low sales price and close prices of the Common Stock as reported by the NYSE were as follows:

                                              Three Months Ended
         ----------------------------------------------------------------------------------------------
             March 31,             June 30,              September 30,                December 31,
               1998                  1998                     1998                        1998
         ------------------      --------------       ---------------------       ---------------------
High          $53.81                $53.94                   $55.88                      $52.88
Low           $47.00                $45.00                   $45.06                      $43.69
Close         $52.44                $53.38                   $49.25                      $46.94

                                              Three Months Ended
         ----------------------------------------------------------------------------------------------
             March 31,             June 30,              September 30,                December 31,
               1997                  1997                     1997                        1997
         ------------------      --------------       ---------------------       ---------------------
High          $39.88                $49.00                   $51.56                      $52.88
Low           $33.25                $35.50                   $45.50                      $43.50
Close         $35.63                $48.38                   $51.38                      $48.81

Stockholders

      There were 441 holders of record of shares of Common Stock as of March 3, 1999. Cede & Company held over 96% of the outstanding shares as nominee for an unknown number of beneficial stockholders.

Dividends

      The Company declared a quarterly cash dividend of $.06 per share for March 1997 and increased this to $.075 per share for June 1997 through March 1998. In June 1998, the Company increased its quarterly dividend to $.09 per share. The Company considers increasing the dividend on its Common Stock from time to time. There is presently no intention to decrease the cash dividend in the foreseeable future. Future dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition, its capital requirements, general business conditions and the ability of NAC to pay dividends to NAC Re. See "Recent Developments" under Item 1 with respect to the Merger Agreement between XL and NAC Re. Pursuant to the Merger Agreement, XL and NAC Re have agreed to coordinate with each other regarding the declaration of dividends, the record dates and payment dates relating thereto so that shareholders will not receive two dividends, or fail to receive one dividend, for any single calendar quarter with respect to their shares of NAC Re Common Stock.

      For a description of restrictions on NAC's ability to pay dividends, reference is made to Note 11 of Notes to the Consolidated Financial Statements of NAC Re.

Item 6. Selected Financial Data

      The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and the notes thereto presented under Item 8.

--------------------------------------------------------------------------------------------------------------------
In Thousands, except per share amounts        1998             1997             1996          1995            1994
--------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Gross premiums written                    $  704,691       $  723,868      $  714,080     $  677,938     $  575,037
Net premiums written                         553,666          593,656         574,004        521,489        438,201
Premiums earned                              532,846          574,647         526,342        491,785        395,731
Net investment income                        131,459          123,050         104,330         89,308         80,504
Net investment gains                          35,074           42,675          19,569         25,391          2,155
Total revenues                               699,379          740,372         650,241        606,484        478,390
Operating costs and expenses                 581,497          617,542         561,205        527,663        436,100
Operating income/net income                   96,050           95,677          70,520         62,824         35,612
Return on stockholders' equity (1)             14.6%            17.3%           13.8%          19.7%           9.5%
--------------------------------------------------------------------------------------------------------------------
PER SHARE DATA

Basic: (2)
    Average shares outstanding                18,282           18,378          18,855         17,709         17,603
    Operating income/net income           $     5.25       $     5.21      $     3.74     $     3.55     $     2.02
Diluted (assuming conversion of dilutive
 convertible securities):(2)
    Average shares outstanding                20,844           20,809          21,115         20,115         19,915
    Operating income/net income           $     4.78       $     4.77      $     3.51     $     3.30     $     1.96
Cash dividends declared per share              0.345            0.285            0.23           0.19           0.16
Stock prices:
    High                                       55.88            52.88           40.63          39.00          34.00
    Low                                        43.69            33.25           28.50          28.25          24.00
    Close                                      46.94            48.81           33.88          36.00          33.50
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

Total assets                              $3,227,632       $2,984,865      $2,745,631     $2,462,131     $1,916,768
Cash and invested assets                   2,456,424        2,348,034       1,983,902      1,863,526      1,414,527
Gross claims and claims expense reserves   1,718,237        1,603,972       1,513,345      1,292,415      1,086,170
Claims and claims expense reserves, net    1,425,981        1,407,136       1,107,217        953,669        808,433
Long-term debt                               299,949          299,942         299,934        299,927        200,000
Unrealized appreciation (depreciation)
  of investments, net of tax:
    Fixed maturities                          53,248           43,607          14,526         27,102        (44,204)
    Equity securities                          4,413           11,393          17,174          8,085         (1,826)
      Total reported                          57,661           55,000          31,700         35,187        (46,030)
Stockholders' equity                         750,725          657,061         553,269        511,756        319,085
Stockholders' equity per share                 40.86            35.89           30.06          26.65          18.23
--------------------------------------------------------------------------------------------------------------------
DOMESTIC STATUTORY DATA

Statutory composite ratio                      103.5%           103.1%          101.1%         103.1%         105.7%
Statutory surplus                         $  737,114       $  702,222      $  663,867     $  615,433     $  407,024
--------------------------------------------------------------------------------------------------------------------

(1) Based on net income divided by stockholders' equity as reported at the beginning of each year.
(2) Data prior to 1997 restated per SFAS No. 128. See Note 12 of the Notes to Consolidated Financial Statements with respect to the computation of earnings per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto presented under
Item 8.

Industry Overview

      Abundant capacity and significant price competition continued to characterize the reinsurance industry during 1998. Excess capital and limited opportunities for organic growth in traditional markets continued to generate merger and acquisition activity as companies attempt to maintain or improve market share and performance. Reinsurers have also actively pursued investments in the Lloyd's market during 1998. Perhaps more than ever, the Company, together with the industry, faces a tough challenge in achieving profitable growth. Despite adverse market forces, the Company's strong 1998 results were achieved through continued attention to disciplined underwriting, expense reduction initiatives, and the benefit of a stop loss provision in its retrocessional program.

      There has been a shift in both the market landscape and customer demand. The growth in traditional reinsurance has slowed as changes and consolidation in the primary insurance market have intensified shifts in customer demand. As a result, innovative and sophisticated ways to handle increasingly complex risks continue to emerge. Those reinsurers wanting to meet these emerging challenges and compete effectively must adapt to the evolving marketplace and leverage their expertise to assume new roles in the insurance and reinsurance arenas. We continue to identify and pursue opportunities to help long-standing clients through new fee-based services and other nontraditional approaches.

      The Company is well positioned to take advantage of these and other opportunities. Its strong underwriting capabilities, sound financial fundamentals, and service-driven focus provide the flexibility to adapt to market dynamics. Responding to these changes in the market, the Company made several equity based investments in insurance service related entities during 1998: a leading property/casualty insurance asset management firm, a Lloyd's managing agency, an internet financial services firm, and an internet claims support firm for the property/casualty insurance industry. These investments are intended to enhance the Company's ability to provide solutions to its clients and help it to grow more profitably.

      On February 15, 1999, NAC Re and XL signed a definitive agreement whereby NAC Re will merge into a wholly-owned subsidiary of XL in an all stock transaction. This transaction is subject to regulatory and stockholder approvals and other customary closing conditions. It is expected that the merger will be completed by late second calendar quarter or early third quarter of 1999.

Results of Operations

      The Company's net operating income, excluding realized investment gains, was $73.3 million for 1998, $67.7 million for 1997, and $57.8 million for 1996. On a basic per share basis, operating income, excluding realized investment gains, was $4.01, $3.68, and $3.07 for 1998, 1997, and 1996, respectively. On a diluted per share basis, operating income, excluding realized investment gains, was $3.68, $3.42, and $2.90 for 1998, 1997, and 1996, respectively.

      Net income was $96.1 million for 1998, $95.7 million for 1997, and $70.5 million for 1996. On a basic per share basis, net income was $5.25, $5.21, and $3.74 for 1998, 1997, and 1996, respectively. On a diluted per share basis, net income was $4.78, $4.77, and $3.51 for 1998, 1997, and 1996, respectively. Net income for 1998 includes after-tax realized investment gains of $22.8 million or $1.10 per diluted share compared to $28.0 million or $1.35 per diluted share in 1997 and $12.7 million or $.61 per diluted share in 1996.

Consolidated Premium Revenues

      The Company's premium revenue for its domestic and international operations is as follows:

                                         Gross Premiums Written              Percent Change
                                   ----------------------------------    ----------------------
(Dollars in millions)                1998         1997         1996      98 vs. 97   97 vs. 96
                                   --------     --------     --------    ---------   ----------
Domestic:
  Reinsurance                      $  482.2     $  536.5     $  573.7      (10.1)%      (6.5)%
  Primary                             161.2        130.7         81.8       23.3        59.9
                                   --------     --------     --------      -----        ----
          Total Domestic              643.4        667.2        655.4       (3.6)        1.8

  International:                       72.7         62.5         61.6       16.4         1.4
                                   --------     --------     --------      -----        ----
     Total International               72.7         62.5         61.6       16.4         1.4

Intercompany transactions:            (11.5)        (5.8)        (3.0)        --          --
                                   --------     --------     --------      -----        ----
                   Total           $  704.7     $  723.9     $  714.1       (2.6)%       1.4%
                                   ========     ========     ========      =====        ====

      Worldwide gross premiums written were $704.7 million in 1998 compared to $723.9 million in 1997 and $714.1 million in 1996. The 2.6% decrease in 1998 was primarily attributable to NAC's continued strong underwriting discipline reflected by the non-renewal of unprofitable accounts amid prolonged soft market conditions. The 1.4% increase in 1997 was principally attributable to an increase in domestic specialty primary business.

Underwriting Results

      One traditional means of measuring the underwriting performance of a property/casualty insurer is the statutory composite ratio. This ratio, which is based on statutory accounting practices (which differ from generally accepted accounting principles), reflects underwriting experience, but does not reflect income from investments. A composite ratio of under 100% generally indicates underwriting profitability while a composite ratio exceeding 100% generally indicates an underwriting loss.

      The following charts set forth statutory composite ratios for the Company.

                                                      1998          1997          1996
                                                    ----------    ----------    ----------
Domestic Reinsurance Composite Ratio
     Claims and claims expenses                         64.8%         65.6%         63.7%
     Commissions and brokerage                          27.7%         28.0%         28.9%
     Other operating expenses                           10.5%          9.2%          8.6%
                                                    ----------    ----------    ----------
                                          Total        103.0%        102.8%        101.2%

Domestic Primary Composite Ratio
     Claims and claims expenses                        101.3%         84.9%         66.0%
     Commissions and brokerage                          (1.6)%        (3.7)%       (16.6)%
     Other operating expenses                           26.9%         37.8%         47.1%
                                                    ----------    ----------    ----------
                                          Total        126.6%        119.0%         96.5%

International Composite Ratio
     Claims and claims expenses                         73.3%         69.0%         72.4%
     Commissions and brokerage                          19.7%         21.2%         19.5%
     Other operating expenses                           18.2%         18.7%         13.7%
                                                    ----------    ----------    ----------
                                          Total        111.2%        108.9%        105.6%

      The increase in the Company's 1998 domestic reinsurance composite ratio is due to an increase in other operating expenses coupled with a lower premium base stemming from both difficult market conditions and the Company's decision not to renew accounts with unsatisfactory returns. In addition, the ratio reflected an increase of approximately 1.2 percentage points related to property catastrophes resulting primarily from Hurricane Georges. The increase in the 1997 domestic reinsurance composite ratio reflects an increase in the claims and claims expense ratio and other operating expense ratios. Overall, operating expenses increased in 1998, 1997, and 1996, reflecting business expansion, investment in technology, and the investment in facultative business.

      The 1998 domestic primary composite ratio increased to 126.6% compared to 119.0% in 1997 and 96.5% in 1996. The increase in the claims and claims expense ratio was attributable to the overall rate environment but was also impacted by one program that the Company has since terminated. Other operating expenses decreased by 28.8% in 1998 due to an increased premium base.

      The international composite ratio was 111.2% in 1998 compared to 108.9% in 1997 and 105.6% in 1996. The 1998 ratio reflects approximately 2.5 percentage points due to Hurricane Georges. The increase in the 1997 composite ratio compared to 1996 is principally attributable to increases in the international operating expense ratio. The Australian branch of the international reinsurance subsidiary did not commence writing premium until 1997, contributing to this increase. The Company generally expects a higher expense ratio in the start-up of an operation. As anticipated, the expense ratio of the international subsidiary slightly declined in 1998 as it began to leverage its investment in infrastructure and generate increases in premium revenues.

      The pricing of the Company's reinsurance contracts incorporates many factors, including exposure to claims and the expenses of the client and broker. Commissions and brokerage expenses, as a percentage of premium revenues, declined moderately in 1998 compared to 1997. This decrease was principally due to the relative increase in 1998 of primary program business, where commission costs were significantly lower, partially offset by increases in pro rata contracts written in the Company's specialty lines of business, contracts which generally require a higher commission rate. The effect of variations in these expenses to overall underwriting results is mitigated as the evaluation of premium adequacy by the Company's actuaries and underwriters incorporates all expenses.

Premium Revenues

      In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" adopted at December 31, 1998, the Company has three reportable segments: domestic reinsurance, domestic primary insurance, and international operations. See Note 2 of the Notes to Consolidated Financial Statements for further details.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company's investment portfolio. Segment information is reviewed on a statutory accounting basis which differs from generally accepted accounting principles. Gross premiums written, assets, pretax net investment income, and pretax income
(loss) are identified for each segment.

Domestic Reinsurance Operations

      The domestic reinsurance segment represents the reinsurance of property, casualty, and specialty lines of business, including general liability, professional liability, automobile and workers' compensation, and commercial and personal property risks, including fidelity/surety and ocean marine. The Company's domestic operation includes business written in the United States and Canada. The Company principally conducts its business through reinsurance brokers, however, facultative business is handled through direct placement.

                                        Gross Premiums Written                    Percent Change
                                 ------------------------------------      ----------------------------
(Dollars in millions)               1998         1997          1996          98 vs. 97       97 vs. 96
                                 ----------   ----------    ---------      -------------   ------------
Domestic Reinsurance:
     Casualty                       $284.3       $320.5       $345.0             (11.3)%         (7.1)%
     Property                        145.5        133.5        158.0               9.0          (15.5)
     Specialty/Other                  52.4         82.4         70.7             (36.4)          16.4
                                 ----------   ----------    ---------      -------------   ------------
                                    $482.2       $536.4       $573.7             (10.1)%         (6.5)%

      Domestic reinsurance gross premiums written declined to $482.2 million in 1998 compared to $536.4 million in 1997 and $573.7 million in 1996. The decrease in 1997 and further decline in 1998 largely reflects the competitive pressures in the casualty insurance market and the Company's decision to not renew accounts which do not meet the Company's profitability standards. Specifically, the 1998 decrease in the casualty book and the decrease in the specialty book, which reflects weak surety/fidelity market conditions, more than offset the increase in the property book which reflects new account business.

(Dollars in millions)                        1998          1997          1996
                                          ----------    ----------    ----------
Assets                                     $2,397.5      $2,360.9      $2,056.1
Pretax Net Investment Income               $  110.1      $  103.8      $   87.6
Pretax Income Excluding Realized Gains     $   92.4      $   84.2      $   65.2

      The 1998 net investment income increased 6.8% due to the growth in the portfolio. The 1997 increase of 18.5% was largely due to the investment benefit on cash flow derived in 1997 from two retrocessional program terminations.

Domestic Primary Operations

      The Company's primary revenues consist of business generated from Greenwich and Indian Harbor. Greenwich, licensed to write property/casualty insurance throughout the United States, distributes its products through a network of managing general agents and general agents who write specialized products with an emphasis on domestic casualty products. Indian Harbor, an excess and surplus lines carrier licensed in North Dakota, writes primary business on a non-admitted basis in selected states. Its focus is on seasoned profitable program business. The principal lines of primary business written include automobile, auto warranty, aviation, multiple peril and inland marine.

                                  Gross Premiums Written                    Percent Change
                            ------------------------------------      ----------------------------
(Dollars in millions)         1998         1997         1996           98 vs. 97       97 vs. 96
                            ---------    ----------   ----------      ------------    ------------
Domestic Primary:
     Casualty                  $20.5         $19.6        $19.2              4.2%            2.4%
     Property                   56.9          44.9         31.2              26.8            43.7
     Specialty/Other            83.8          66.2         31.4              26.7           111.0
                            ---------    ----------   ----------      ------------    ------------
                              $161.2        $130.7        $81.8             23.3%           59.9%

      Domestic primary gross premiums written increased to $161.2 million in 1998 compared to $130.7 million in 1997 and $81.8 million in 1996. The 23.3% increase in 1998 largely represents expanded opportunities on existing accounts as well as new account business. The 1997 increase of 59.9% emanated largely from increased growth from an auto warranty program.

(Dollars in millions)                               1998        1997       1996
                                                   ------     -------    -------
Assets                                             $82.7       $78.4      $82.0
Pretax Net Investment Income                       $ 3.3       $ 3.2      $ 2.8
Pretax (Loss) Income Excluding Realized Gains      $(0.8)      $ 0.1      $ 2.5

      A pretax loss was recorded for 1998, stemming from the overall rate environment and from claims from one program that the Company has since terminated.

International Operations

      NAC Reinsurance International commenced writing non-U.S. property and casualty treaty business in 1994, subsequently building a facultative operation starting in 1996. Clients are also serviced through a branch operation in Sydney, Australia and a contact office in Madrid, Spain. The international reinsurance segment writes non-U.S. property and casualty reinsurance business. In 1998, the Company acquired Denham Syndicate Management Limited, the Lloyd's managing agency that manages Denham Syndicate 990. Denham underwrites a specialized book of international business, concentrating on long-tail casualty lines and non-marine physical damage. In 1997, the Company formed Stonebridge Underwriting Ltd., a subsidiary of NAC Reinsurance International, which is a corporate capital vehicle participating on the Denham Syndicate. This segment includes gross 1998 premiums of $12 million generated by Stonebridge Underwriting Ltd. It is estimated that Stonebridge Underwriting Ltd. will generate premiums of approximately $40 million in 1999.

                                       Gross Premiums Written                  Percent Change
                                   -------------------------------       ----------------------------
(Dollars in millions)               1998       1997        1996           98 vs. 97       97 vs. 96
                                   --------   --------    --------       ------------    ------------
International Operations:
     Casualty                        $28.8      $30.3        $22.7             (4.6)%          32.9%
     Property                         31.9       32.2         38.9             (1.1)          (17.1)
     Other                            12.0        N/A          N/A               --              --
                                   --------   --------    --------       ------------    ------------
                                     $72.7      $62.5        $61.6             16.4%            1.4%

      Gross premiums written from international operations totaled $72.7 million in 1998, of which $60.7 million represents reinsurance gross premiums written compared to $62.5 million in 1997, and $61.6 in 1996. The increase of 16.4% in 1998 reflects the addition of international primary premiums generated from Stonebridge Underwriting which offset the competitive market conditions in both casualty and property business. The 1.4% increase in 1997 was largely due to an increase in casualty business partly offset by a decline in property business.

(Dollars in millions)                               1998         1997          1996
                                                 ----------   ----------    ---------
Assets                                              $315.7       $258.9       $239.4
Pretax Net Investment Income                        $ 15.7       $ 14.0       $ 11.1
Pretax Income Excluding Realized Gains (Losses)     $  7.0       $  9.4       $  7.3

      Net investment income increased to $15.7 million in 1998 compared to $14.0 million in 1997 and $11.1 million in 1996. The increase in the invested asset base comprised the growth over the three years.

      Worldwide ceded premiums recorded for retrocession agreements were $151.0 million, $130.2 million, and $140.1 million in 1998, 1997, and 1996, respectively. The Company continually evaluates its retrocessional programs based on market conditions, pricing, and its own risk tolerance. In 1998, the increase in ceded premium was primarily due to reinstatement premium in connection with 1998 catastrophes as well as an increase in specific retrocessional coverages principally related to the Company's primary operations. The 1997 decrease in ceded premium was primarily due to improved pricing for the Company's catastrophe and per risk retrocessional programs and the termination of two retrocessional programs, partially offset by growth in certain primary programs with specific reinsurance protection.

      The Company's underwriting philosophy of long-term partnerships with quality core clients as well as further expansion of its client base continues to underscore the Company's success. Insurers rated A- or better by A.M. Best comprised the top 30 clients of the Company in 1998. However, no single client generated more than 7% of premium volume in 1998, and the top 10 clients represented approximately 40% of premiums compared to 57% four years prior. Given this client depth, the Company does not believe that any future reduction of business assumed from any one client will have a materially adverse effect on its future financial condition or results of operations due to the Company's competitive position in the marketplace and the continuing availability of other sources of business.

Operating Costs and Expenses

Claims and Claims Expenses

      Generally, claims and claims expenses represent the Company's most significant and uncertain costs. Claims and claims expense reserves are estimates involving actuarial and statistical projections, at a given point in time, of what the Company expects the ultimate settlement and administration of claims will cost based on facts and circumstances then known. The reserves are based on estimates of claims and claims expenses incurred and, therefore, the amount ultimately paid may be more or less than such estimates. These expenses are principally based on NAC's analysis of reports and individual case estimates received from ceding companies. A provision, on the basis of past experience, claims audits, and other factors, is included for losses and loss adjustment expenses incurred but not reported ("IBNR"). The Company expects to refine such estimates in subsequent accounting periods based upon facts and circumstances then known.

      The fact that the Company's exposure to claims generally begins excess of its client's exposure contributes to the uncertainty of its claims estimates. With this excess coverage, claims occur less frequently than coverages which attach within the primary insurance coverages, thereby providing less credible historical claims experience from which to estimate ultimate claims costs. Further, the Company writes coverage in certain volatile casualty lines of business, such as general liability, director's and officer's liability and medical malpractice. Claims activity for these lines is characterized by lengthy litigation, the ultimate cost of which can be influenced significantly by future court rulings.

      Estimates of claims and claims expenses are based in part on a prediction of future events, estimates of future trends in claims severity and frequency as well as other variable factors. The Company's ability to predict future trends based solely upon its own historical claims experience is inherently difficult because of its substantial growth in premiums since 1985. Therefore, for purposes of evaluating future trends and providing an estimate of ultimate claims costs, the Company has supplemented its historical claims experience to a certain extent with claims experience derived from external sources, such as reinsurance industry data. As the Company's book of business continues to mature, its own historical claims experience achieves greater credibility and enhances its ability to evaluate future trends. Accordingly, the Company believes its reserving process improves with additional claims experience.

      Claims and claims expenses incurred were $351.9 million in 1998 compared to $379.5 million in 1997 and $339.0 million in 1996. The decrease in 1998 reflects a decline in earned premium and a flat claims and claims expense ratio in 1998 compared to 1997. The increase in 1997 was principally attributable to growth in earned premium and a higher claims and claims expense ratio.

      Claims payments were $333.8 million in 1998 compared to $78.9 million in 1997 and $190.4 million in 1996. The 1997 claim payments of $78.9 million reflect the impact of two retrocessional terminations in January 1997 totaling approximately $225 million representing the total consideration received, partially offset by several commutations of assumed business during 1997.

      The Company's net favorable claims development for business written since 1986 continued to emerge during 1998, 1997, and 1996. The Company's total net claims and claims expenses for each year reflect favorable claims development from prior years of $38.1 million in 1998, $38.6 million in 1997, and $33.3 million in 1996. This favorable development is driven by several factors, some of which are interdependent. A principal factor is the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies from which the reserves for claims and claims expenses are derived. Such loss ratios are periodically adjusted to reflect comparisons of actuarially-computed expected claims to actual claims and claims expense development, inflation and other considerations. This favorable development has offset certain unfavorable development on business written prior to 1986, principally related to asbestos and environmental claims.

      An important area of focus in the reinsurance and insurance industries is exposure to asbestos and environmental claims. The Company's reserving process includes a supplemental evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. The Company recorded claims and claims expenses incurred relating to asbestos and environmental claims of $5.5 million in 1998, $8.1 million in 1997, and $10.7 million in 1996, inclusive of paid claims of $3.5 million, $3.8 million, and $4.2 million, respectively. The Company's claims and claims expense reserves for such exposures, net of reinsurance, as of December 31, 1998, 1997, and 1996 were $34.9 million, $32.8 million, and $28.5 million, respectively. A reconciliation of the Company's gross and net liabilities for such exposures for the three years ending December 31, 1998 is set forth in Note 4 of the Notes to Consolidated Financial Statements.

      The Company believes it has made a reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues which would materially affect its claims and claims expense estimate. The estimation of claims and claims expense liabilities for asbestos and environmental exposures is subject to a much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; ii) the lack of reliability of available historical claims data as an indicator of future claims development; iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and iv) the potential of insurers and policyholders to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of claims and claims expense liabilities beyond recorded reserves can be established. The Company believes that these issues are not likely to be resolved in the near future. However, as they are resolved, additional reserve provisions, which could be material in amount, may be necessary.

      The Company is aware of certain evolving potential exposures, generally referred to as other mass tort liabilities, and to the extent appropriate, the Company has considered these exposures in its claims and claims expense reserves.

      The Company is unaware of any specific, unusual and significant circumstances affecting claims reserve estimates, except to the extent disclosed.

Reinsurance/Catastrophe Management

      The Company purchases reinsurance to increase premium capacity and to reduce the risk of loss on reinsurance underwritten. Historically, the Company has obtained reinsurance for itself primarily through excess of loss reinsurance agreements. The Company has also obtained reinsurance protection against liability on a single event arising from different treaty obligations or from related losses involving more than one reinsured or contract. To help manage its exposure to credit risk, the Company evaluates the financial condition of its retrocessionnaires periodically. Based on this analysis, a reserve for potential and actual non-recovery from retrocessionnaires unable to meet their obligation under the retrocession agreement is included in claims and claims expenses. Charges to earnings for potential and actual non-recoveries amounted to $1.2 million, $3.7 million, and $1.2 million for 1998, 1997, and 1996, respectively, and reflect a provision for paid and unpaid claims, inclusive of IBNR claims. These charges relate to reinsurance purchased prior to 1986.

      During 1998, the Company maintained catastrophe reinsurance protection of $97 million in excess of the Company's initial retention of $5 million on a first and second event. For 1999, the Company has obtained catastrophe reinsurance protection of approximately $83 million ($65 million with respect to claims outside the U.S. and Canada) in excess of a $5 million initial net retention, subject to a graduated increase of approximately $16.9 million in additional net retention once losses within the U.S. and Canada exceed $40 million. In addition, the Company has accident year stop loss protection which can reduce the Company's net property catastrophe claims to a maximum retention of $5 million. The Company evaluates its potential catastrophe exposure, including both gross loss estimates and the impact of available reinsurance protection. While the Company believes its management of catastrophe exposures and underwriting guidelines are adequate, an extremely large catastrophic event or multiple catastrophic events could have a material adverse effect on the financial condition and results of operations of the Company.

Investments

      Cash and invested assets were $2.5 billion at December 31, 1998 compared to $2.3 billion at December 31, 1997, excluding net investment payables of $7.6 million and $25.8 million for 1998 and 1997, respectively.

      Net investment income increased 6.8% in 1998 compared to 17.9% in 1997 and 16.8% in 1996. The 1998 increase reflects a continued increase in the invested asset base. The 1997 increase was principally attributable to the benefit derived from investment of the proceeds of approximately $180 million resulting from two retrocessional program terminations in early 1997. The Company's after-tax investment yield was 4.6% in 1998 compared to 4.7% in 1997 and 4.4% in 1996. The Company anticipates moderate growth in investment income during 1999 due to a higher invested asset base. However, this growth will be tempered by the decreasing yields available in the current interest rate environment.

      Realized investment gains, net of tax, were $1.10 per diluted share for 1998, $1.35 per diluted share for 1997, and $.61 per diluted share for 1996. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

      The Company's investment strategy is focused principally on income predictability and asset value stability. The Company's emphasis on high quality, fixed maturity investments reflects this strategy. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns without compromising balance sheet integrity. At the end of 1998, the Company's fixed maturity investments amounted to $2.2 billion, which approximates 89% of cash and invested assets. Approximately 94% of such investments are rated investment grade with an average rating of Aa2/AA by Moody's Investor Services, Inc. or Standard & Poor's. The duration of the 1998 fixed maturity portfolio is 5.7 years, relatively consistent with the 1997 duration.

      The balance of the Company's investment portfolio at December 31, 1998, consisting of cash, short term investments and equity securities, amounted to $265.8 million. As of December 31, 1998, the Company held $115.1 million or 4.7% of cash and invested assets in equity securities, representing 15.6% of statutory surplus. This was compared to $142.5 million or 6.1% of invested assets in equity securities at December 31, 1997, representing 20.3% of statutory surplus.

      Changes in market interest rates during 1998 resulted in an increase in the market value of the Company's investment securities. Net unrealized appreciation of investments, net of tax, was $57.7 million or $3.14 per share at December 31, 1998 compared to $55.0 million or $3.00 per share at December 31, 1997. The unrealized appreciation was primarily attributable to the market value fluctuations in the Company's fixed income securities, which are recorded at their fair market values.

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

      Since the initial capitalization of NAC Re International with $75 million in 1993 and subsequent contributions in 1994 and 1995, the stockholders' equity of NAC Re International has grown to $165.9 million as of December 31, 1998. This capital, a component of the invested assets described above, is being invested in accordance with the Company's overall investment strategy. At December 31, 1998, NAC Re International's investment portfolio, which was primarily invested in U.K. Government securities, had an average duration of 4.0 years and an after-tax investment yield of 4.1%.

Equity Investments

      During 1998, the Company purchased interests in three separate entities that transact business within the property/casualty insurance arena. The aggregate investment was $9.6 million as of December 31, 1998. These long term investments are expected to enhance the Company's ability to offer solutions to the specialized needs of its property/casualty clients as well as to provide opportunities for additional services to clients.

      The Company purchased an equity interest in Prime Advisors Inc., a market leader in property/casualty insurance asset management. Prime provides valuable client services through the development of investment strategies and investment performance optimization.

      An investment was made in Net Earnings, an Internet company that combines proprietary Web technology and small business expertise to offer small businesses and the financial institutions serving them, a portfolio of online financial services.

      The Company also purchased an interest in cyber$ettle.com, Inc. which provides Internet claims support for the property/casualty insurance industry. Its flagship product enables subscribing insurance companies, self-insureds, and municipalities to effect efficient and inexpensive settlements on claims bound for litigation.

Income Taxes

      The Company's effective tax rate decreased to 18.5% in 1998 compared to 22.1% in 1997 and 20.8% in 1996. Excluding investment gains, the Company's 1998 effective tax rate was 11.5% compared to 15.6% in 1997 and 16.8% in 1996. The 1998 decrease reflects the combination of increased foreign tax credits utilized in 1998 and the benefits of a shift to tax-exempt fixed maturities. The decrease in the 1997 effective rate compared to 1996 is also attributed to a shift to tax-exempt fixed maturities in 1997. Note that the Company's future tax position is subject to changes in the tax laws.

Liquidity and Capital Resources

      As a holding company, NAC Re's assets consist primarily of its common stock investment in NAC. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, and dividends and tax reimbursements from NAC. These dividends are subject to statutory restrictions as described in Note 11 of the Notes to Consolidated Financial Statements.

      The Company's debt-to-capital ratio declined to 29.4% in 1998 from 32.3% in 1997. In late 1995, the Company issued $100 million of 7.15% Notes due November 15, 2005 and raised approximately $49 million on the issuance of 1,530,000 shares of Common Stock. Previously, the Company had raised $200 million in 1992 through the issuance of $100 million of 5.25% Convertible Subordinated Debentures due December 2002 and $100 million of 8% Notes due June 1999. The Company intends to refinance the 8% Notes before they are due. As a result of the transactions and borrowings described above, pretax interest expense including amortization expense was $21.7 million in 1998, $21.7 million in 1997, and $22.3 million in 1996.

      The Company periodically reviews its credit arrangements for renewal based on its working capital requirements and other financing needs. In December 1998, the Company canceled its $15 million line of credit for its reinsurance subsidiary and increased NAC Re's revolving credit agreement and term loan bank facility to $50 million as of December 31, 1998. A commitment fee of 1/4 of 1% per year is paid on the unused credit line. Borrowings of $12.9 million were outstanding at December 31, 1998 and were principally used in connection with repurchases of the Company's common stock. The facility is scheduled to be reduced on a quarterly basis beginning in January 1999.

      During 1998, the Company repurchased approximately 223,000 shares of NAC Re Common Stock under the stock repurchase program for an aggregate purchase price of approximately $11.0 million. As of December 31, 1998, approximately 433,000 shares remained authorized for repurchase under the program.

      The Company's quarterly dividend on its Common Stock increased 20% in June 1998 to $.09 per share from $.075 per share. It is anticipated that the cash dividend level will leave sufficient retained earnings to meet the Company's future financial needs.

      Consolidated stockholders' equity totaled $750.7 million or $40.86 per basic share at December 31, 1998 compared to $657.1 million or $35.89 per basic share at December 31, 1997.

      Statutory surplus of the reinsurance subsidiary was approximately $737 million and $702 million at the end of 1998 and 1997, respectively. Indicative of its strengthened capital position is NAC's growth in surplus, primarily due to statutory net income, and its rank as one of the 10 largest domestic reinsurers as measured on this basis. The Company believes its surplus level enhances its ability to attract new business and retain its existing client base.

      The Company's insurance operations create liquidity in that premiums are received substantially in advance of the time claims are paid. Over the most recent three years, cash flow provided by operating activities totaled over $590 million, including 1998 cash flow of $109.6 million. The cash flow for 1998 decreased from 1997 principally due to additional cash flow of approximately $180 million in 1997 from the termination of two retrocessional programs, coupled with higher claim payments in 1998.

Accounting Pronouncements

      See Note 1 of the Notes to Consolidated Financial Statements of NAC Re for a discussion on accounting pronouncements.

Market Sensitive Instruments

Market Risk

      The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changing interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company does not enter into derivatives or other financial instruments for trading purposes.

      Since the Company's cash and invested assets exceed its long term debt, the exposure to interest rate risk relates primarily to its investment portfolio. The main objectives of managing the investment portfolio of the Company are to maximize after tax investment income in a manner consistent with the expected maturities of the liabilities the investments support and to ensure liquidity and provide income predictability. At December 31, 1998, the Company's fixed maturity portfolio totaled $2.2 billion. The Company's fixed securities are categorized as assets held for sale and have a duration of approximately 5.5 years.

      Generally, the fair market value of fixed income securities will increase as interest rates fall and decrease as interest rates rise. The estimated value of the Company's fixed income securities resulting from an immediate 100 basis point shift in the treasury yield curve will result in an unrealized loss of approximately $104 million.

      The above discussion of the Company's market risk and the estimated amounts generated from the sensitivity analyses are forward-looking statements that relate to risk and uncertainties. Actual results in the future may differ materially from those projected results in the forward-looking statements.

      Exchange Rate Risk

      The Company's exchange rate exposure results primarily from its investments in the Company's international operation in London, England. This exposure stems from transaction gain and loss risk with respect to that entities' cash flows conducted in currencies other than the functional currency. The Company's foreign subsidiaries maintain a policy of matching asset and liability risk with respect to both currency and interest rate exposure. The Company is also exposed to the extent change in currency rates affect its net investment in foreign subsidiaries.

Subsequent Event

      See Note 15 of the Notes to Consolidated Financial Statements of NAC Re for a discussion on subsequent events.

Regulatory Initiatives

      NAC Re and its domestic subsidiaries are subject to regulatory oversight under the insurance statutes and regulations of the jurisdictions in which they conduct business, including all states of the United States and Canada. NAC Re International is subject to the regulatory authority of the United Kingdom Department of Trade and Industry and its Australian branch office is also subject to the Australian Insurance and Supervisory Commission's solvency and regulatory authority. These regulations vary from jurisdiction to jurisdiction and are generally designed to protect ceding insurance companies and policyholders by regulating the Company's financial integrity and solvency in its business transactions and operations. Many of the insurance statutes and regulations applicable to the Company relate to reporting and disclosure standards which allow insurance regulators to closely monitor the Company's performance. Typical required reports include information concerning the Company's capital structure, ownership, financial condition, and general business operations.

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

      Various other legislative and regulatory initiatives have been proposed from time-to-time that could impact the property/casualty insurance industry. Congress is expected to consider bills targeting financial services modernization, tax reform, Year 2000 liability, Superfund and product liability reform, and natural disaster protection. The NAIC continues to refine the risk-based capital formula for property/casualty insurers as well as adopt model legislation and regulations regarding insurer investments, accounting standards, and other regulatory matters. While the Company cannot quantify the impact of any of these legislative or regulatory measures on its operations, we believe the Company is adequately positioned to compete in an environment of more stringent regulation. To the extent that federal legislation, if passed, reduces litigation costs, it would be a favorable development for the Company.

Impact of the Year 2000 Issue

      Information Technology Systems Readiness: The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1995. The Company completed its inventory and assessment of all information technology ("IT") systems (including embedded technology) in 1998. Certain systems were identified as requiring an upgrade, and others have been designated for replacement with Year 2000-compliant versions. Plans are in place to complete these upgrades and replacements by the end of third quarter of 1999.

      The Company completed verification testing of its IT infrastructure systems in 1998. Also in 1998, the Company remediated the computer code of its legacy reinsurance system. This system is currently being tested to determine if further remediation is required. Other critical systems that could be impacted by a Year 2000 issue have been scheduled for some form of testing or verification. The testing, verification, remediation, and implementation processes are expected to continue through the end of the 1999 third quarter.

      As of the date of this disclosure, management has not identified any hardware or software computer system with a significant Year 2000 compliance problem that it believes could have a materially adverse effect on the Company's financial condition or results of operations. To maintain the Year 2000 readiness status of its tested and remediated IT systems, the Company intends to retain an IT consulting firm to assist management in monitoring future compliance changes made by its IT vendors.

      Critical Third-Party Constituent Readiness: The Company has contacted its critical customers, retrocessionnaires, reinsurance intermediaries, managing general agents, suppliers, and other constituents to determine the nature and extent of their Year 2000 readiness efforts, and whether their failure to resolve their own Year 2000 problems would have a material adverse affect on the Company's financial condition or results of operations. The majority of the critical third-party constituents reported that they were Year 2000-ready by December 31, 1998, while others expect that they will be ready at various dates in 1999. The Company resurveyed all critical third-party constituents in January 1999 to determine if the companies met, or still expect to meet, their previously reported readiness target dates. Their responses will be factored into the Company's business contingency plans.

      Compliance Costs: The Company's estimated total aggregate Year 2000 readiness costs are not expected to exceed $2 million. The Company incurred $381,000 in 1998, principally for consulting fees, hardware, and hardware leases.

      Contingency Planning: Management is currently revising its existing business continuity plans to address how certain potential material internal or external Year 2000-related failures may impact the Company's critical processes. The Company acknowledges that, among other things, Year 2000-related failures could lead to temporary reliance on manual systems to process business transactions; delayed regulatory reporting of material financial and other information; delayed receipt of premiums and payment of claims; and disruptions in the management of the Company's bank accounts and investment portfolios. At this time, the Company does not expect such worst-case Year 2000 disruptions to occur, based upon the information currently available to it. However, the Company intends to address these scenarios in its contingency plans. In addition, the contingency plans will take into account, but not be limited to, the following issues: (1) staffing requirements at year-end 1999 and throughout 2000; (2) retention programs for critical personnel, as deemed necessary; (3) proactive procedures and routines that can be performed to detect problems as early as possible; and (4) procedures for policy issuance and claims handling in case temporary failures of our managing general agents and third-party administrator systems occur. The Company intends to challenge and test its contingency plans in the third quarter of 1999.

      Potential Claims Exposure: The Company is attempting, whenever possible, to avoid or otherwise limit its overall exposure to Year 2000-related risks in the context of both its assumed business and retrocessional protection; however, it may still have material exposure in its property and casualty operations to Year 2000-related claims. The Company has worked with its brokers and clients to assess potential Year 2000 exposures in both its new and existing business. If, in the Company's opinion, the Year 2000 exposure is minimal, or management believes the cedent is adequately underwriting that exposure, the Company may not exclude such exposures from its contracts. On the other hand, if the exposure is believed to be significant, or the cedent, in management's opinion, is not adequately underwriting the Year 2000 exposure, the Company will attempt to exclude those exposures or non-renew those contracts. It is not yet possible to estimate the potential financial impact on the Company of the Year 2000-related claims that may emerge in the future, or to determine whether such claims will be made against insurance or reinsurance contracts in which the Company participates, or if such claims will be held to have merit.

      Other Year 2000 Considerations: Significant failures of certain essential services including, but not limited to, the telecommunications, utility, banking, securities, and transportation industries, due to their own Year 2000 problems are generally beyond the Company's control and could have a material adverse impact on the Company's financial condition or results of operations. All predictions regarding the impact of the Year 2000 issue on the Company, its critical third-party constituents, and attendant costs are inherently subject to unknown risks and uncertainties. While the Company is currently unaware of any material Year 2000 problems that it believes are reasonably likely to disrupt its operations, the Company cautions that the factors and assumptions described above, as well as unknown factors, may cause the Company's actual Year 2000 readiness results, costs and impact on its business, operations, or financial condition to differ materially from those discussed above.

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

      Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following:

(1) Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;
(2) Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages;
(3)   The ability of the Company to execute its business strategies;
(4) Changes in the frequency and severity of catastrophes which could significantly impact the Company's business in terms of net income, reinsurance costs, and cash flow;
(5) Adverse development on claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, inflation, new theories of liability, or new insurance and reinsurance contract interpretations;
(6)   Changes in the Company's retrocessional arrangements;
(7) Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionnaires or reinsurers;
(8) Increases in interest rates, which cause a reduction in the market value of the Company's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common shareholders' equity and decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

(9) Declines in the value of the Company's common equity investments and credit losses on the Company's investment portfolio;
(10)  Gains or losses related to foreign currency exchange rate fluctuations;
      and
(11) Adverse results in litigation matters including, but not limited to, litigation related to environmental, asbestos, other potential mass tort claims, and claims related to the Year 2000 problem.

In addition to the factors outlined above that are directly related to the Company's business, the Company is also subject to general business risks, including, but not limited to, adverse state, federal or foreign legislation and regulation, adverse publicity or news coverage, changes in general economic factors, and the loss of key employees.

Item 8. Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements and Related Notes          Page
                                                                            ----

--Consolidated Balance Sheet at December 31, 1998 and 1997.                 32

--Consolidated Statement of Income for the years ended
    December 31, 1998, 1997 and 1996.                                       33

--Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.                                       34

--Consolidated Statement of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.                                       35

--Notes to Consolidated Financial Statements                                36

================================================================================
                                                      CONSOLIDATED BALANCE SHEET

                                                                                   In Thousands
-------------------------------------------------------------------------------------------------------
                                                                                    December 31,
                                                                             --------------------------
                                                                                 1998           1997
-------------------------------------------------------------------------------------------------------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1998, $2,108,692; 1997, $2,021,501)    $ 2,190,617    $ 2,088,588
    Equity securities (cost: 1998, $108,276; 1997, $124,999)                     115,064        142,527
Short-term investments                                                           146,828        108,489
-------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                                                         2,452,509      2,339,604
Cash                                                                               3,915          8,430
Accrued investment income                                                         36,270         36,347
Premiums receivable                                                              239,674        227,569
Reinsurance recoverable balances, net                                            262,872        172,277
Reinsurance recoverable on unearned premiums                                      49,962         31,297
Deferred policy acquisition costs                                                 98,874         92,709
Excess of cost over net assets acquired                                            8,013          3,276
Deferred tax asset, net                                                           37,481         42,646
Other assets                                                                      38,062         30,710
-------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                            $ 3,227,632    $ 2,984,865
=======================================================================================================
LIABILITIES
Claims and claims expenses                                                   $ 1,718,237    $ 1,603,972
Unearned premiums                                                                341,443        301,711
8% Notes due 1999                                                                100,000        100,000
7.15% Notes due 2005                                                              99,949         99,942
5.25% Convertible Subordinated Debentures due 2002                               100,000        100,000
Investment accounts payable                                                        7,612         26,108
Revolving credit agreement                                                        12,924         12,924
Other liabilities                                                                 96,742         83,147
-------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                         2,476,907      2,327,804
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 277.5 shares of Series A Junior Preferred Stock)                       --             --
Common stock, $.10 par value:
      25,000 shares authorized  (1998, 21,991; 1997, 21,707 shares issued)         2,199          2,171
Additional paid-in capital                                                       268,468        255,424
Accumulated other comprehensive income                                            62,778         60,989
Retained earnings                                                                516,036        426,309
Less treasury stock, at cost (1998, 3,617; 1997, 3,398 shares)                   (98,756)       (87,832)
-------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  750,725        657,061
-------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,227,632    $ 2,984,865
=======================================================================================================

See Notes to Consolidated Financial Statements.

================================================================================
                                                CONSOLIDATED STATEMENT OF INCOME

                                          In Thousands, except per share amounts
--------------------------------------------------------------------------------
                                                   Year ended December 31,
                                          --------------------------------------
                                               1998         1997         1996
                                          --------------------------------------
PREMIUMS AND OTHER REVENUES
    Net premiums written                    $ 553,666    $ 593,656    $ 574,004
    Increase in unearned premiums             (20,820)     (19,009)     (47,662)
--------------------------------------------------------------------------------
    Premiums earned                           532,846      574,647      526,342
    Net investment income                     131,459      123,050      104,330
    Net investment gains                       35,074       42,675       19,569
--------------------------------------------------------------------------------
    Total revenues                            699,379      740,372      650,241
--------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                351,888      379,495      338,953
    Commissions and brokerage                 137,996      151,152      143,324
    Other operating expenses                   69,897       65,160       56,606
    Interest expense                           21,716       21,735       22,322
--------------------------------------------------------------------------------
    Total operating costs and expenses        581,497      617,542      561,205
--------------------------------------------------------------------------------

INCOME
Operating income before income taxes          117,882      122,830       89,036
Federal and foreign income taxes:
     Current                                   17,120       50,556       23,310
     Deferred                                   4,712      (23,403)      (4,794)
--------------------------------------------------------------------------------
Income tax expense (benefit)                   21,832       27,153       18,516
--------------------------------------------------------------------------------
Operating income/net income                 $  96,050    $  95,677    $  70,520
================================================================================

PER SHARE DATA
Basic:*
    Average shares outstanding                 18,282       18,378       18,855
    Operating income/net income             $    5.25    $    5.21    $    3.74
================================================================================
Diluted (assuming conversion
   of dilutive convertible securities):*
    Average shares outstanding                 20,844       20,809       21,115
    Operating income/net income             $    4.78    $    4.77    $    3.51
================================================================================
Cash dividends declared per share           $   0.345    $   0.285    $    0.23
================================================================================

See Notes to Consolidated Financial Statements.
* 1996 data restated per SFAS No. 128.

================================================================================
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        In Thousands
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                           Other          Total
                                               Common    Paid-in  Comprehensive   Retained    Treasury  Comprehensive  Stockholders'
                                               Stock     Capital     Income       Earnings     Stock       Income       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                   $ 2,134  $ 246,356                $ 269,660   $ (42,598)   $  36,204     $ 511,756
Comprehensive income:
   Net income                                                       $  70,520       70,520                                 70,520
   Other comprehensive income, net of tax:
      Unrealized depreciation of investments                           (3,487)                                             (3,487)
      Currency translation adjustments                                  7,360                                               7,360
                                                                    ---------
   Other comprehensive income                                           3,873                                 3,873
                                                                    ---------
Total comprehensive income                                          $  74,393
                                                                    ---------
Issuance of shares                                  12      2,306                                                           2,318
Dividends declared on common stock                                                  (4,312)                                (4,312)
Purchase of treasury shares                                                                    (30,886)                   (30,886)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1996                      2,146    248,662                  335,868     (73,484)      40,077       553,269
====================================================================================================================================

Comprehensive income:
   Net income                                                       $  95,677       95,677                                 95,677
   Other comprehensive income, net of tax:
       Unrealized appreciation of investments                          23,300                                              23,300
       Currency translation adjustments                                (2,388)                                             (2,388)
                                                                    ---------
   Other comprehensive income                                          20,912                                20,912
                                                                    ---------
Total comprehensive income                                          $ 116,589
                                                                    ---------
Issuance of shares                                  25      6,762                                                           6,787
Dividends declared on common stock                                                  (5,236)                                (5,236)
Purchase of treasury shares                                                                    (14,348)                   (14,348)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1997                      2,171    255,424                  426,309     (87,832)      60,989       657,061
====================================================================================================================================

Comprehensive income:
   Net income                                                       $  96,050       96,050                                 96,050
   Other comprehensive income, net of tax:
      Unrealized appreciation of investments                            2,661                                               2,661
      Currency translation adjustments                                   (872)                                               (872)
                                                                    ---------
   Other comprehensive income                                           1,789                                 1,789
                                                                    ---------
Total comprehensive income                                          $  97,839
                                                                    ---------
Issuance of shares                                  28     13,044                                                          13,072
Dividends declared on common stock                                                  (6,323)                                (6,323)
Purchase of treasury shares                                                                    (10,924)                   (10,924)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1998                    $ 2,199   $268,468                $ 516,036   $ (98,756)   $  62,778     $750,725
====================================================================================================================================

See Notes to Consolidated Financial Statements

================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        In Thousands
---------------------------------------------------------------------------------------------------
                                                                    Year ended December 31,
                                                        -------------------------------------------
                                                           1998           1997           1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                         $    96,050    $    95,677    $    70,520
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net        17,779        300,609        147,927
          Unearned premiums, net                             20,843         19,025         47,703
          Premiums receivable                               (11,855)       (27,692)       (43,512)
          Accrued investment income                              96         (7,903)        (1,266)
          Reinsurance balances, net                           9,963        (33,637)       (18,063)
          Deferred policy acquisition costs                  (6,108)        (7,522)       (14,518)
          Net investment gains                              (35,070)       (42,678)       (19,577)
          Deferred tax asset, net                            (4,037)       (24,499)        (4,980)
          Other liabilities                                  14,700         12,937          6,447
          Other items, net                                    7,285         30,055         (4,564)
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   109,646        314,372        166,117
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Sales of fixed maturity investments                  1,484,207      1,469,950      1,336,125
     Maturities of fixed maturity investments                27,344         31,680         31,094
     Purchases of fixed maturity investments             (1,598,045)    (1,839,020)    (1,508,258)
     Net (purchases) sales of short-term investments        (37,930)       (27,212)        53,646
     Sales of equity securities                              99,397        154,196         79,569
     Purchases of equity securities                         (72,558)       (94,681)      (104,917)
     Purchases of furniture and equipment                    (6,057)        (5,634)        (6,775)
---------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                     (103,642)      (310,721)      (119,516)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of shares                                       6,964          5,864          1,951
     Purchase of treasury shares, net of reissuance         (10,924)       (14,348)       (30,886)
     Cash dividends paid to stockholders                     (6,043)        (4,968)        (4,163)
     Borrowings under revolving credit agreement                 --             --          8,162
     Repayments under revolving credit agreement                 --             --        (13,000)
---------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                      (10,003)       (13,452)       (37,936)
===================================================================================================
Effects of exchange rate changes on cash                       (516)          (622)          (132)
---------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                  (4,515)       (10,423)         8,533
Cash - beginning of year                                      8,430         18,853         10,320
---------------------------------------------------------------------------------------------------
Cash - end of  year                                     $     3,915    $     8,430    $    18,853
===================================================================================================

See Notes to Consolidated Financial Statements

================================================================================
                                      Notes To Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements have been prepared on the basis of GAAP and include the accounts of NAC Re and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      The preparation of the financial statements in conformity with GAAP requires the use of estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes. Actual results could differ from such estimates.

Premium Revenues and Related Expenses

      Property/casualty premiums are recognized as income over the terms of the related reinsurance and insurance contracts and policies. Unearned premium reserves represent the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such reserves are computed by pro rata methods based on statistical data or reports received from ceding companies. Certain of the Company's assumed and retrocession agreements include provisions that adjust premium payments based upon the experience under the contracts. Premiums are recorded based upon the expected ultimate experience under the agreements.

      Acquisition costs, consisting principally of commissions and brokerage expenses incurred at the time a contract or policy is issued, are deferred and amortized over the contract period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums and take into account anticipated claims and claims expenses, based on historical and current experience, and anticipated investment income.

Investments

      Fixed maturities, which include bonds, notes and redeemable preferred stocks and equity securities, including common and non-redeemable preferred stocks, have been categorized as "available for sale" and recorded at their fair value. The fair value of publicly traded fixed maturity and equity securities is estimated using quoted market prices or dealer quotes. Investments in which the Company owns between 20% and 50% of the outstanding voting common stock of the issuer are carried under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss for such investments in results of operations. Short-term investments, which have an original maturity of one year or less, are carried at cost, which approximates fair value.

      The Company categorizes all of its fixed maturity and equity securities as available for sale in order to provide the Company with the flexibility to respond to various factors, including changes in market conditions and tax planning considerations. Unrealized appreciation or depreciation of the securities available for sale, net of applicable deferred income taxes, is excluded from income, and recorded as a separate component of accumulated other comprehensive income in stockholders' equity.

      Realized investment gains or losses on the sale or maturity of investments are determined by the specific identification method. Net investment income, consisting of dividends and interest, net of investment expenses, is recognized when earned. The amortization of premium and accretion of discount for fixed maturities is computed utilizing the interest method. The effective yield utilized in the interest method is adjusted when sufficient information exists to estimate the probability and timing of prepayments.

      Claims and Claims Expenses

      The reserves for claims and claims expenses are based on the Company's analysis of reports and individual case estimates received from ceding companies. An amount is included for claims and claims expenses incurred but not reported on the basis of past experience of the Company and the reinsurance/insurance industry. These estimates are reviewed regularly and, as claims develop and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates. Reserves are generally recorded without consideration of potential salvage or subrogation recoveries which are estimated to be immaterial; such recoveries, when realized, are reflected as a reduction of claims incurred. Certain workers' compensation case reserves are considered fixed and determinable and are subject to tabular reserving. Such tabular reserves are discounted using an interest rate of 7%.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

Stock Plans

      The Company accounts for stock compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock option grants and stock appreciation rights ("SARs") is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

Per Share Data

      Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. See Note 12 for information with respect to the computation of earnings per share.

Furniture, Equipment and Leasehold Improvements

      The costs of furniture and equipment are charged against income over their estimated service lives. Leasehold improvements are amortized over the remaining terms of the office leases. Depreciation and amortization are computed using the straight-line method. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense was approximately $4.5 million, $3.5 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Foreign Exchange

      The assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses of foreign operations are translated at average exchange rates during the year. The effect of the translation adjustments for foreign operations is recorded, net of applicable deferred income taxes, as a separate component of accumulated other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are included in net income and are not material.

Cost in Excess of Net Assets Acquired

      The excess of cost over net assets acquired is amortized on a straight-line basis over a period of twenty years. Amortization charged to operating expenses was approximately $464,000 for the year ended December 31, 1998 and $368,000 for each of the years ended December 31, 1997 and 1996. Supplemental Cash Flow Information

      In August 1998, NAC Re acquired Denham Syndicate Management Limited ("Denham Syndicate") for 100,610 shares of NAC Re Common Stock. The acquisition was accounted for by the purchase method of accounting. The excess of cost over the fair value of net assets acquired of $5.2 million is being amortized over a period of twenty years.

Accounting Pronouncements

      In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This Statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits. See Note 9 with respect to the Company's retirement plans.

      In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of this Statement will have a material effect on the Company's financial position.

2. Segment Information

      At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that companies report certain information about their operating segments in the interim and annual financial statements, including information about the products and services from which revenues are derived, the geographic areas of operation and information regarding major customers. The Statement defines operating segments based on internal management reporting and management's decisions about assessing performance and allocating resources.

      The Company's operations are conducted in three reportable segments: domestic reinsurance, domestic primary insurance and the international operation. The domestic reinsurance segment generally writes property, casualty, fidelity/surety and ocean marine business through reinsurance brokers. The domestic primary insurance segment operates through managing and general agents and writes certain specialty classes such as auto warranty business. The primary operation consists of business generated by Greenwich Insurance Company and Indian Harbor Insurance Company. The international operation primarily writes non-U.S. property and casualty reinsurance business. Due to immateriality, the Company's international subsidiary, Stonebridge Underwriting, Ltd. ("Stonebridge"), which is participating as a corporate capital vehicle on a Lloyd's syndicate is included in the international operation segment.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company's investment portfolio. Segment information is reviewed on a statutory accounting basis.

                                                                    In Thousands
                                                             Year ended December 31, 1998
                                         -----------------------------------------------------------------
                                                        Domestic
                                         --------------------------------------  International    Total
                                         Reinsurance    Primary*        Total     Operations     Segments
                                         -----------   ----------    ----------   ----------    ----------
Net premiums written - external           $  381,865   $  103,529    $  485,394   $   68,272    $  553,666
Net intersegment premiums                     99,475      (88,001)       11,474      (11,474)           --
                                          ----------   ----------    ----------   ----------    ----------
     Total net premiums written              481,340       15,528       496,868       56,798       553,666

Net investment income                        110,059        3,251       113,310       15,709       129,019

Pretax income (loss) excluding realized
gains                                         92,405         (819)       91,586        7,035        98,621
Realized gains                                25,502            6        25,508        9,597        35,105
                                          ----------   ----------    ----------   ----------    ----------
     Total segment pretax income (loss)      117,907         (813)      117,094       16,632       133,726

Total segment assets                       2,397,468       82,736     2,480,204      315,655     2,795,859

                                                                    In Thousands
                                                             Year ended December 31, 1997
                                         -----------------------------------------------------------------
                                                        Domestic
                                         --------------------------------------  International    Total
                                         Reinsurance    Primary*        Total     Operations     Segments
                                         -----------   ----------    ----------   ----------    ----------
Net premiums written - external           $  448,892   $   86,665    $  535,557   $   58,099    $  593,656
Net intersegment premiums                     79,469      (73,664)        5,805       (5,805)           --
                                          ----------   ----------    ----------   ----------    ----------
     Total net premiums written              528,361       13,001       541,362       52,294       593,656

Net investment income                        103,794        3,158       106,952       13,963       120,915

Pretax income excluding realized gains        84,237          104        84,341        9,396        93,737
Realized gains                                37,447          123        37,570        5,119        42,689
                                          ----------   ----------    ----------   ----------    ----------
     Total segment pretax income             121,684          227       121,911       14,515       136,426

Total segment assets                       2,360,854       78,414     2,439,268      258,945     2,698,213

                                                                    In Thousands
                                                             Year ended December 31, 1998
                                         -----------------------------------------------------------------
                                                        Domestic
                                         --------------------------------------  International    Total
                                         Reinsurance    Primary*        Total     Operations     Segments
                                         -----------   ----------    ----------   ----------    ----------
Net premiums written - external           $  468,472   $   50,394    $  518,866   $   55,138    $  574,004
Net intersegment premiums                     45,846      (42,836)        3,010       (3,010)           --
     Total net premiums written              514,318        7,558       521,876       52,128       574,004

Net investment income                         87,592        2,761        90,353       11,124       101,477

Pretax income excluding realized
gains (losses)                                65,235        2,475        67,710        7,258        74,968
Realized gains (losses)                       19,417           99        19,516          (34)       19,482
                                          ----------   ----------    ----------   ----------    ----------
     Total segment pretax income              84,652        2,574        87,226        7,224        94,450

Total segment assets                       2,056,091       82,037     2,138,128      239,443     2,377,571

* The domestic primary segment ceded approximately 85% of all underwriting activity to the domestic reinsurance segment pursuant to a quota share reinsurance arrangement.

                                                       In Thousands
                                                  Year ended December 31,
                                           -----------------------------------
                                             1998         1997         1996
                                           ---------    ---------    ---------
Net Investment Income:
Total segment net investment income        $ 129,019    $ 120,915    $ 101,477
GAAP adjustments                                   2           38           38
Parent Co. investment income                   2,438        2,097        2,815
                                           ---------    ---------    ---------
Total consolidated net investment income   $ 131,459    $ 123,050    $ 104,330
                                           =========    =========    =========
Income or Loss:
Total segment pretax income                $ 133,726    $ 136,426    $  94,450
Segment income taxes                         (21,583)     (56,856)     (29,908)
GAAP adjustments                                (778)      30,173       19,272
Parent Co. net loss                          (15,315)     (14,066)     (13,294)
                                           ---------    ---------    ---------
Total consolidated income                  $  96,050    $  95,677    $  70,520
                                           =========    =========    =========

                                                   In Thousands
                                                   December 31,
                                    -----------------------------------------
                                        1998           1997           1996
                                    -----------    -----------    -----------
Assets:
Total segment assets                $ 2,795,859    $ 2,698,213    $ 2,377,571
GAAP adjustments                        580,769        448,852        532,063
Parent Co./other assets               1,090,991        986,778        872,955
Intercompany elimination             (1,239,987)    (1,148,978)    (1,036,958)
                                    -----------    -----------    -----------
Total consolidated assets           $ 3,227,632    $ 2,984,865    $ 2,745,631
                                    ===========    ===========    ===========

Supplemental Segment and Geographic Information

      The following table summarizes the Company's gross and net premiums written by type of business and by geographic area. Allocations to geographic areas have been made on the basis of subsidiary location.

                                                                 In Thousands
                                 ------------------------------------------------------------------------
                                       Gross Premiums Written                  Net Premiums Written
                                       Year ended December 31,                Year ended December 31,
                                 -----------------------------------    ---------------------------------
                                    1998         1997         1996         1998        1997        1996
                                 ---------    ---------    ---------    ---------   ---------   ---------
United States (Domestic):
 Casualty                        $ 304,711    $ 340,128    $ 364,118    $ 262,330   $ 313,286   $ 328,929
 Property                          202,477      178,445      189,200      141,028     122,626     121,089
 Specialty/Other                   136,233      148,591      102,133       93,510     105,450      71,858
                                 ---------    ---------    ---------    ---------   ---------   ---------
     Total U.S.                    643,421      667,164      655,451      496,868     541,362     521,876

International:
 Casualty                           28,860       30,259       22,761       26,268      27,464      22,151
 Property                           31,885       32,250       38,878       19,513      24,830      29,977
 Other                              11,999           --           --       11,017          --          --
                                 ---------    ---------    ---------    ---------   ---------   ---------
     Total International            72,744       62,509       61,639       56,798      52,294      52,128
                                 ---------    ---------    ---------    ---------   ---------   ---------
     Intercompany elimination      (11,474)      (5,805)      (3,010)          --          --          --
                                 ---------    ---------    ---------    ---------   ---------   ---------
     Total Consolidated          $ 704,691    $ 723,868    $ 714,080    $ 553,666   $ 593,656   $ 574,004
                                 =========    =========    =========    =========   =========   =========

Major Customers

      During 1998, three reinsurance brokers, AON Reinsurance Agency, Guy Carpenter and Company, Inc., and E.W. Blanch, Inc., generated 24%, 17% and 8%, respectively, of the Company's premiums assumed from client companies. These same reinsurance brokers generated 24%, 17% and 11%, respectively, during 1997, and 23%, 13% and 8%, respectively, during 1996, of the Company's assumed premiums. The Company does not believe that the reduction of business assumed from any one client or broker will have a materially adverse effect on the Company due to its competitive position in the marketplace and the continuing availability of other sources of business.

3. Investment Information

Investment Income

      The components of net investment income were as follows:

                                             In Thousands
                                        Year ended December 31,
                                  ----------------------------------
                                    1998        1997         1996
                                  ---------   ---------    ---------
Fixed maturities                  $ 126,893   $ 112,738    $  97,048
Equity securities                     6,352       6,373        5,228
Cash and short-term investments       3,785       7,110        7,271
                                  ---------   ---------    ---------
     Gross investment income        137,030     126,221      109,547
Interest expense (benefit)              172      (1,646)         472
Investment expenses                   5,399       4,817        4,745
                                  ---------   ---------    ---------
     Net investment income        $ 131,459   $ 123,050    $ 104,330
                                  =========   =========    =========

Investment Gains (Losses)

       Realized and unrealized investment gains (losses) were as follows:

                                                                            In Thousands
                                                                       Year ended December 31,
                                                                   --------------------------------
                                                                     1998        1997        1996
                                                                   --------    --------    --------
Net realized investment gains:
  Fixed maturities                                                 $ 25,199    $ 10,345    $  7,243
  Equity securities                                                   9,875      32,330      12,326
                                                                   --------    --------    --------
     Subtotal                                                        35,074      42,675      19,569
  Tax expense                                                        12,276      14,682       6,861
                                                                   --------    --------    --------
Net realized investment gains, net of tax                          $ 22,798    $ 27,993    $ 12,708
                                                                   ========    ========    ========

Change in unrealized appreciation (depreciation) of investments:
  Fixed maturities                                                 $ 14,838    $ 44,742    $(19,348)
  Equity securities/short-term investments                          (10,744)     (8,894)     13,983
                                                                   --------    --------    --------
     Subtotal                                                         4,094      35,848      (5,365)
  Increase (decrease) in deferred income tax liability                1,433      12,548      (1,878)
                                                                   --------    --------    --------
Net change reflected in stockholders' equity                       $  2,661    $ 23,300    $ (3,487)
                                                                   ========    ========    ========

      The following tables reconcile amortized cost to the estimated fair value (which equals carrying value) of fixed maturity securities and equity securities.

                                                In Thousands
                                             December 31, 1998
                              --------------------------------------------------
                                             Gross         Gross
                              Amortized    Unrealized    Unrealized      Fair
                                Cost         Gains         Losses        Value
                              ----------   ----------   ----------    ----------
Available for Sale:
U.S. Treasury                 $   20,775   $      980           --    $   21,755
Tax-exempt                     1,265,247       60,279    $  (1,300)    1,324,226
Foreign Government               222,046       11,118          (14)      233,150
Corporate                        404,778       15,154       (9,410)      410,522
Mortgage-backed                  195,562        5,328         (359)      200,531
Subordinated convertibles            284          149           --           433
                              ----------   ----------   ----------    ----------
     Total fixed maturities    2,108,692       93,008      (11,083)    2,190,617
Equity securities                108,276        9,579       (2,791)      115,064
                              ----------   ----------   ----------    ----------
     Total                    $2,216,968   $  102,587   $  (13,874)   $2,305,681
                              ==========   ==========   ==========    ==========

                                                 In Thousands
                                              December 31, 1997
                              --------------------------------------------------
                                             Gross        Gross
                              Amortized    Unrealized   Unrealized       Fair
                                 Cost         Gains       Losses        Value
                              ----------   ----------   ----------    ----------
Available for Sale:
U.S. Treasury                 $   13,957   $      550           --    $   14,507
Tax-exempt                     1,200,314       51,892   $   (1,233)    1,250,973
Foreign Government               166,899        5,624         (202)      172,321
Corporate                        419,715        8,826       (2,684)      425,857
Mortgage-backed                  212,434        4,686         (275)      216,845
Subordinated convertibles          8,182          434         (531)        8,085
                              ----------   ----------   ----------    ----------
     Total fixed maturities    2,021,501       72,012       (4,925)    2,088,588
Equity securities                124,999       19,122       (1,594)      142,527
                              ----------   ----------   ----------    ----------
     Total                    $2,146,500   $   91,134   $   (6,519)   $2,231,115
                              ==========   ==========   ==========    ==========

      Contractual maturities of fixed maturity securities are shown below. Expected maturities, which are best estimates, will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                In Thousands
                                             December 31, 1998
                                         -----------------------
                                         Amortized      Fair
                                           Cost         Value
                                         ----------   ----------
Available for Sale:

Due in one year or less                  $   16,069   $   16,163

Due after one year through five years       327,447      337,054

Due after five years through ten years      836,041      869,354

Due after ten years                         733,573      767,515
                                         ----------   ----------
     Subtotal                             1,913,130    1,990,086

Mortage-backed securities                   195,562      200,531
                                         ----------   ----------
     Total                               $2,108,692   $2,190,617
                                         ==========   ==========

      The weighted average contractual and expected maturities, based on fair value, of the fixed maturity investments excluding convertible securities, as of December 31, 1998, were 11.4 years and 7.7 years, respectively.

      Proceeds from the sales of fixed maturity securities during 1998, 1997 and 1996 were $1,484.2 million, $1,470.0 million and $1,336.1 million, respectively. Gross gains of $30.0 million, $20.7 million and $16.3 million were realized on those sales during 1998, 1997 and 1996, respectively. Gross losses of $4.8 million, $10.3 million and $9.1 million were realized during 1998, 1997 and 1996, respectively.

      Approximately 94% of all fixed maturity investments held at December 31, 1998 were rated investment grade by Standard and Poor's or Moody's Investor Services, Inc.

Securities on Deposit

      Securities with a face amount of $68.7 million at December 31, 1998 were on deposit with various state or governmental insurance departments in order to comply with insurance laws.

Assets Held in Escrow

      Included in NAC Re's cash and invested assets at December 31, 1998 are approximately $22.4 million of assets held in a "holding company" escrow account arising from a tax allocation agreement between NAC Re and its domestic subsidiaries. The agreement provides that each subsidiary must remit to NAC Re its tax liability based upon its separate return. The excess of the taxes paid by the subsidiaries to NAC Re over the consolidated group's tax liability is restricted for current operating use, but may become available for unrestricted use two years following the filing of the consolidated tax return that generated the asset. Approximately $7 million of the escrow balance will become available for use in 1999.

4. Claims and Claims Expenses

      The following table represents an analysis of paid and unpaid claims and claims expenses and a reconciliation of beginning and ending reserve balances for the years indicated.

                                                                                        In Thousands
                                                                                  Year ended December 31,
                                                                        -----------------------------------------
                                                                            1998           1997           1996
                                                                        -----------    -----------    -----------
Gross reserves for claims and claims expenses, at beginning of year     $ 1,603,972    $ 1,513,345    $ 1,292,415
Less reinsurance recoverables, at beginning of year                         196,836        406,128        338,746
                                                                        -----------    -----------    -----------
Reserves for claims and claims expenses, net of reinsurance
   recoverables, at beginning of year                                     1,407,136      1,107,217        953,669
                                                                        -----------    -----------    -----------
Provision for claims and claims expenses, net of reinsurance,
  occurring in the current year                                             389,951        418,091        372,294
Decrease in estimated claims and claims expenses, net of
  reinsurance, occurring in prior years                                     (38,063)       (38,596)       (33,341)
                                                                        -----------    -----------    -----------
Total incurred claims and claims expenses, net of reinsurance               351,888        379,495        338,953
Less payments for claims and claims expenses, net of reinsurance, occurring during:
     The current year                                                        80,732         52,370         44,025
     Prior years                                                            253,029         26,548        146,399
                                                                        -----------    -----------    -----------
     Total                                                                  333,761         78,918        190,424
                                                                        -----------    -----------    -----------

Effects of exchange rate changes on reserves                                    718           (658)         5,019
                                                                        -----------    -----------    -----------
Reserves for claims and claims expenses, net of reinsurance
   recoverables, at end of year                                           1,425,981      1,407,136      1,107,217
Reinsurance recoverables, at end of year                                    292,256        196,836        406,128
                                                                        -----------    -----------    -----------
Gross reserves for claims and claims expenses, at end of year           $ 1,718,237    $ 1,603,972    $ 1,513,345
                                                                        ===========    ===========    ===========

      Estimates of claims and claims expenses are based in part on a prediction of future events, estimates of future trends in claims severity and frequency as well as other factors. The Company's ability to predict future trends based upon its own historical claims experience is inherently difficult because of its substantial growth in premiums since 1985. Therefore, the Company has supplemented its historical claims experience to a certain extent with claims experience derived from external sources, such as reinsurance industry data, for purposes of evaluating future trends and providing an estimate of ultimate claims costs. As the Company's book of business continues to mature, its own historical claims experience achieves greater credibility and enhances its ability to evaluate future trends. Accordingly, the Company believes its reserving process improves as additional claims experience emerges.

      Claims and claims expenses reflect favorable claims development from prior years. Net favorable claims development for business written since 1986 continued to emerge during 1998, 1997 and 1996. This favorable development is affected by several factors, some of which are interdependent. A principal factor is the strength of the actuarial assumptions underlying the business written, particularly with respect to the consideration given to social and economic inflation. These actuarial assumptions are utilized to establish the expected loss ratio employed in the actuarial methodologies used to establish the reserves for claims and claims expenses. Such loss ratios are periodically adjusted to reflect comparisons of actuarially computed expected to actual claims and claims expense development, inflation and other considerations. This favorable development has offset certain unfavorable development for business written prior to 1986, principally related to asbestos and environmental claims.

      The Company's incurred claims and claims expenses include a provision of $1.2 million, $3.7 million and $1.2 million in 1998, 1997 and 1996, respectively, for estimates of actual and potential non-recoveries from retrocessionnaires. Included in claims and claims expense reserves at December 31, 1998, 1997 and 1996 is a reserve for potential non-recoveries from retrocessionnaires of $14.5 million, $13.8 million and $12.7 million, respectively. Such charges for non-recoveries relate principally to retrocessional contracts for business written prior to 1986. See Note 6 - Retrocession Agreements.

      Except for certain workers' compensation case reserves, the Company does not discount its claims and claims expense reserves. The Company utilizes tabular reserving for workers' compensation case reserves that are considered fixed and determinable and discounts such reserves using an interest rate of 7% for financial statements prepared in accordance with

GAAP and a 5% interest rate for statutory accounting purposes. The tabular reserving methodology results in applying a uniform and consistent criteria for establishing expected future indemnity and medical payments (including an explicit factor for inflation) and the use of mortality tables to determine expected payment periods.

      Tabular reserves, net of reinsurance, reflected in the GAAP financial statements at December 31, 1998, 1997 and 1996 were $61.3 million, $42.4 million and $35.8 million, respectively. The related discounted case reserves, net of reinsurance, were $20.7 million, $16.1 million and $15.0 million as of December 31, 1998, 1997 and 1996, respectively.

Asbestos and Environmental Related Claims

      The Company's reserving process includes a continuing evaluation of the potential impact on claims liabilities from exposure to asbestos and environmental claims, including related loss adjustment expenses. Liabilities are established to cover both known and incurred but not reported claims.

      A reconciliation of the beginning and ending reserves related to asbestos and environmental exposure claims for the years indicated is as follows:

                                                                           In Thousands
                                                                     Year ended December 31,
                                                                   ---------------------------
                                                                    1998      1997      1996
                                                                   -------   -------   -------
Reserves for claims and claims expenses, net of reinsurance
   recoverables, at beginning of year                              $32,767   $28,500   $22,029
                                                                   -------   -------   -------

Provisions for claims and claims expenses, net of reinsurance        5,541     8,067    10,683

Less payments for claims and claims expenses, net of reinsurance     3,458     3,800     4,212
                                                                   -------   -------   -------

Total incurred claims and claims expenses, net of  reinsurance       2,083     4,267     6,471
                                                                   -------   -------   -------

Reserves for claims and claims expenses, net of reinsurance
   recoverables, at end of year                                     34,850    32,767    28,500

Reinsurance recoverables, at end of year                            43,211    37,905    32,584
                                                                   -------   -------   -------

Gross reserves for claims and claims expenses, at end of year      $78,061   $70,672   $61,084
                                                                   =======   =======   =======

      Incurred but not reported claims and claims expense reserves (IBNR), net of reinsurance, included in the above table totaled $17.0 million in 1998, $16.6 million in 1997 and $13.4 million in 1996. Ceded liabilities reflect amounts expected to be recoverable from retrocessionnaires, after reduction for potential uncollectible amounts.

      As of December 31, 1998 and 1997, the Company had approximately 400 and 380 open claim files, respectively, for potential asbestos exposures and 760 and 840 open claim files, respectively, for potential environmental exposures. Approximately 51% and 49% of the total open claim files for 1998 and 1997, respectively, are due to precautionary claim notices. Precautionary claim notices are submitted by the ceding companies in order to preserve their right to receive coverage under the reinsurance contract. Such notices do not contain an incurred loss amount to the Company. The Company actively evaluates potential exposure to asbestos and environmental claims and records claims and claims expense reserves as appropriate.

      The Company believes it has made a reasonable provision for its asbestos and environmental exposures and is unaware of any specific issues which would materially affect its claims and claims expense estimate. The estimation of claims and claims expense liabilities for asbestos and environmental exposures is subject to a much greater uncertainty than is normally associated with the establishment of liabilities for certain other exposures due to several factors, including: i) uncertain legal interpretation and application of insurance and reinsurance coverage and liability; ii) the lack of reliability of available historical claims data as an indicator of future claims development; iii) an uncertain political climate which may impact, among other areas, the nature and amount of costs for remediating waste sites; and iv) the potential of insurers and policyholders to reach agreements in order to avoid further significant legal costs. Due to the potential significance of these uncertainties, the Company believes that no meaningful range of claims and claims expense liabilities beyond recorded reserves can be established. As these uncertainties are resolved, additional reserve provisions, which could be material in amount, may be necessary.

5. Income Taxes

      The provision for federal income taxes has been determined on the basis of a consolidated tax return consisting of NAC Re and its subsidiaries.

      The income tax provision in the consolidated statement of income gives effect to permanent differences between financial and taxable income. Due to the contribution of tax-exempt income and other factors as noted below, the Company's effective income tax rate is less than the statutory rate on operating income. An analysis of the Company's effective tax rate is as follows:

                                                                 In Thousands
                                                            Year ended December 31,
                                   -----------------------------------------------------------------------
                                           1998                      1997                    1996
                                   ----------------------    ---------------------    --------------------
                                                  % of                     % of                     % of
                                                 Pretax                   Pretax                   Pretax
                                     Amount      Income       Amount      Income       Amount      Income
                                    --------    --------     --------    --------     --------    --------
Income taxes computed on pretax
   operating income                 $ 41,259          35%    $ 42,991          35%    $ 31,163          35%
(Reduction) increase in taxes
   resulting from:
     Tax-exempt investment income    (19,183)        (16)     (16,680)        (14)     (12,272)        (14)
     Dividend received deduction        (873)         (1)      (1,219)         (1)        (895)         (1)
     Other, net                          629           1        2,061           2          520           1
                                    --------    --------     --------    --------     --------    --------
Tax expense on operating income     $ 21,832          19%    $ 27,153          22%    $ 18,516          21%
                                    ========    ========     ========    ========     ========    ========

      Significant components of the provision for income taxes attributable to operations were as follows:

                                              In Thousands
                                        Year Ended December 31,
                                   --------------------------------
                                     1998        1997        1996
                                   --------    --------    --------
Current expense:
     Federal                       $ 10,490    $ 43,754    $ 19,879
     Foreign                          6,630       6,802       3,431
                                   --------    --------    --------
Total current expense                17,120      50,556      23,310

Deferred expense (benefit):
     Federal                          4,729     (23,205)     (4,845)
     Foreign                            (17)       (198)         51
                                   --------    --------    --------
Total deferred expense (benefit)      4,712     (23,403)     (4,794)
                                   --------    --------    --------
Total tax expense                  $ 21,832    $ 27,153    $ 18,516
                                   ========    ========    ========

      The Company's 1998 current federal taxable income is based on alternative minimum taxable income. The Company's current federal tax expense for the years 1997 and 1996 was based on regular taxable income. Federal and foreign taxes paid in the years 1998, 1997 and 1996 were $22 million, $35 million and $22 million, respectively.

      Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                  In Thousands
                                                  December 31,
                                              -------------------
                                                1998       1997
                                              --------   --------
Deferred tax asset:
     Net claims reserve discount              $ 84,008   $ 87,704
     Net unearned premiums                      19,888     18,854
     Compensation liabilities                    6,978      6,195
     Other                                       3,331      2,631
                                              --------   --------
Deferred tax asset                             114,205    115,384
                                              --------   --------

Deferred tax liability:
     Deferred policy acquisition costs          33,896     32,375
     Unrealized appreciation of investments     31,050     29,616
     Currency translation adjustments            2,755      3,225
     Other                                       9,023      7,522
                                              --------   --------
Deferred tax liability                          76,724     72,738
                                              --------   --------
Net deferred tax asset                        $ 37,481   $ 42,646
                                              ========   ========

      Stockholders' equity at December 31, 1998 and 1997 reflects tax benefits of $5.6 million and $4.5 million, respectively, related to compensation expense deductions for stock options exercised.

      As a result of the merger of its previously existing parent into NAC Re in January 1987, $10.2 million of tax loss carryforwards are currently available for use to offset future taxable income of NAC Re under the separate return limitation year rules, with the following expiration dates: $6.2 million expiring in 1999, $3.9 million expiring in 2000 and $.1 million expiring in 2001. A deferred tax asset was not recorded for these loss carryforwards, as the Company expects these carryforwards to expire without being utilized.

6. Retrocession Agreements

      The Company utilizes retrocession agreements principally to increase aggregate premium capacity and to reduce the risk of loss on reinsurance underwritten. In addition, the Company maintains catastrophe reinsurance programs for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. The Company's retrocession agreements provide for recovery of a portion of claims and claims expenses from retrocessionnaires. Reinsurance recoverables are recorded as assets, predicated on the retrocessionnaires' ability to meet their obligations under the retrocession agreements. If the retrocessionnaires are unable to satisfy their obligation under the agreements, the Company would be liable for such defaulted amounts.

      The effect of retrocessional activity on premiums written and earned is set forth below:

                                        In Thousands
          --------------------------------------------------------------------------
                   Premiums Written                         Premiums Earned
                Year ended December 31,                 Year ended December 31,
          -----------------------------------    -----------------------------------
            1998         1997         1996         1998         1997         1996
          ---------    ---------    ---------    ---------    ---------    ---------
Direct    $ 154,543    $ 120,483    $  72,810    $ 119,989    $  88,622    $  65,667
Assumed     550,148      603,385      641,270      545,043      605,259      608,542
Ceded      (151,025)    (130,212)    (140,076)    (132,186)    (119,234)    (147,867)
          ---------    ---------    ---------    ---------    ---------    ---------
Net       $ 553,666    $ 593,656    $ 574,004    $ 532,846    $ 574,647    $ 526,342
          =========    =========    =========    =========    =========    =========

      The Company recorded ceded claims and claims expenses incurred of $129.6 million, $51.0 million and $123.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in 1997 from 1996 is due to the terminations of two retrocessional programs discussed later in this Note.

The Company's balance sheet as of December 31, 1998 and 1997 reflects reinsurance recoverables as assets, net of available offsets, as follows:

                                                    In Thousands
                                                    December 31,
                                               ----------------------
                                                  1998         1997
                                               ---------    ---------
Reinsurance recoverable balances:
     Paid claims                               $  20,168    $  10,646
     Unpaid claims and claims expenses           292,256      196,836
     Ceded balances payable                      (48,590)     (34,305)
     Funds held liability                           (962)        (900)
                                               ---------    ---------
Reinsurance recoverable balances, net          $ 262,872    $ 172,277
                                               =========    =========
Reinsurance recoverable on unearned premiums   $  49,962    $  31,297
                                               =========    =========

      The Company is the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $130 million at December 31, 1998, collateralizing reinsurance recoverables with respect to certain retrocessionnaires.

      At December 31, 1998, the Company's reinsurance recoverables, exclusive of available offsets in the form of letters of credit, trust accounts and funds withheld, were $362.4 million, with approximately 173 domestic and 162 foreign retrocessionnaires. The Company had no amounts recoverable from a single entity or group of entities that exceeded 10% of stockholders' equity as of December 31, 1998.

      Effective January 1997, the Company terminated two retrocessional programs. The Company received total consideration of approximately $225 million, representing reinsurance recoverable balances for unpaid claims and claims expenses of approximately the same amount, with total cash and invested assets increasing by approximately $180 million.

      The Company's maximum retention on any one claim for non-catastrophe property/casualty losses for 1999, 1998 and 1997 is generally $5 million (up to $10 million in certain limited circumstances). The Company's maximum retention for surety losses for 1999, 1998 and 1997 is $4 million per principal. Further, the Company's initial retention level for property catastrophe claims in 1999 remains the same as 1998 and 1997 at $5 million per event. For 1999, the Company has obtained $83 million of catastrophe protection ($65 million with respect to claims outside the U.S. and Canada). If claims within the U.S. and Canada exceed $40 million, the retrocession agreements provide for an increase to the Company's net retention of up to an additional $16.9 million. In addition to the above reinsurance protections, the Company has accident year stop loss protection which can reduce the Company's net property catastrophe claims to a maximum retention of $5.0 million.

7. Commitments and Service Agreements

Operating Leases

      The Company leases office space under noncancellable, and in most instances renewable, operating leases expiring at various dates through 2016. The following is a schedule of future minimum rental payments, exclusive of escalation clauses and rental income, as of December 31, 1998:

Year                                         In Thousands
                                             ------------
1999                                              $ 4,110
2000                                                4,213
2001                                                3,381
2002                                                1,027
2003 and thereafter                                25,371
                                             ------------
Total                                             $38,102
                                             ============

      Rental expense, net of sublease rental income, was approximately $5.2 million for 1998, $4.4 million for 1997 and $3.9 million for 1996.

Funds at Lloyd's

      The Company participates in the Lloyd's insurance market through its subsidiary, Stonebridge, which is participating as a corporate capital vehicle on the Denham Syndicate. A letter of credit has been provided to Lloyd's in satisfaction of Stonebridge's capital requirement. All corporate capital providers are required by Lloyd's to post funds at Lloyd's equal to a fixed percentage of the amount of committed insurance capacity. At December 31, 1998, the total amount of insurance capacity committed by Stonebridge was about (pound)29 million and Lloyd's requirement was 50% of that amount. The total insurance capacity was supported by a letter of credit for (pound)16 million.

Service Agreement

      In 1998, the Company entered into consulting agreements with two investment banking firms with which two Directors of the Company are or had been associated.

8. Long-term Debt and Financing Arrangements

      The Company's $100 million of 7.15% Senior Notes due November 15, 2005, were issued in November 1995 through a public offering at a price of $99.9 million. The expenses incurred in the offering of approximately $.8 million were deferred and are being amortized over the life of the Notes. Interest and amortization costs were $7.2 million for 1998, 1997 and 1996. The fair value of the Notes, estimated based on quoted market prices, was approximately $106.6 million as of December 31, 1998.

      The Company's $100 million of 5.25% Convertible Subordinated Debentures due December 15, 2002, were issued in December 1992 through a private offering. The Debentures are callable as of January 15, 1996 and are convertible into approximately 2 million shares of the Company's Common Stock at a conversion price of $49.50 per share. The expenses incurred in the offering of approximately $1.4 million were deferred and are being amortized over the life of the Debentures. Interest and amortization costs were $5.4 million annually for 1998, 1997 and 1996. The fair value of the Debentures, estimated based on quoted market prices, was approximately $106.8 million as of December 31, 1998.

      The Company's $100 million of 8% Senior Notes due June 15, 1999 were issued in June 1992 through a public offering. The expenses incurred in the offering of approximately $.8 million were deferred and are being amortized over the life of the Notes. Interest and amortization costs were $8.1 million annually for 1998, 1997 and 1996. The fair value of the Notes, estimated based on quoted market prices, was approximately $101.1 million as of December 31, 1998.

      In December 1998, NAC Re modified its revolving credit agreement and term loan bank facility under which it can borrow up to $50 million. A commitment fee of 1/4 of 1% per year is paid on the unused credit line. Borrowings of $12.9 million were outstanding at December 31, 1998 and were principally used in connection with repurchases of the Company's Common Stock. The facility was reduced by $5 million in January 1999 and will be further reduced on a quarterly basis beginning in April 1999. The Company periodically reviews its credit arrangements for renewal based on its working capital requirements and other financing needs. As a result, on September 30, 1998, the Company canceled its $15 million line of credit facility for its reinsurance subsidiary. Interest costs on borrowing facilities were approximately $1.0 million in 1998 and 1997 and $1.6 million in 1996.

      Total interest expense paid in connection with the Company's long-term debt and financing arrangements was $21.4 million, $21.3 million and $22 million for the years ended December 31, 1998, 1997 and 1996, respectively.

9. Employee Benefits and Compensation Arrangements

Stock Plans

      The Company accounts for stock compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock option grants and SARs is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

      The Company maintains stock option plans which provide for the granting of options and SARs to purchase shares of Common Stock to certain officers of the Company. Under such plans, the Company had the authority to grant up to 3,675,000 options at December 31, 1998, of which 1,300,000 options related to a plan implemented during 1997. Options and SARs have generally been granted with a five or six-year vesting schedule. The majority of the options expire 10 years from the date of grant; the remainder of the options have no expiration. Outstanding SARs are generally converted by the Company to options prior to vesting.

      The Company also maintains a stock option plan for non-employee directors that provides for automatic annual grants of options to eligible directors. Under such plan, the Company had the authority to grant up to 375,000 options at December 31, 1998. Options expire 10 years from the date of grant and are fully exercisable six months after their grant date.

      Information concerning stock options (including SARs) for all of the Company's stock option plans is as follows:

                                                                    Year ended December 31,
                                  ---------------------------------------------------------------------------------------------
                                               1998                            1997                            1996
                                  -------------------------------   ----------------------------    ---------------------------
                                    Number of          Average        Number of        Average       Number of        Average
                                     Options          Exercise         Options        Exercise        Options        Exercise
                                     (000's)            Price          (000's)          Price         (000's)          Price
                                  -------------    --------------   ------------    ------------    -----------    ------------
Outstanding, beginning of year           2,462            $32.45          2,380          $30.51          1,772          $28.27
Granted                                    499             47.09            307           43.12            713           35.93
Exercised                                 (140)            27.29           (163)          22.33            (33)          19.79
Cancelled                                 (186)            36.79            (62)          37.56            (72)          33.73
                                  -------------    --------------   ------------    ------------    -----------    ------------
Outstanding, end of year                 2,635            $35.19          2,462          $32.45          2,380          $30.51
                                  =============    ==============   ============    ============    ===========    ============
Exercisable, end of year                 1,305            $29.15          1,119          $26.93            931          $23.59
                                  =============    ==============   ============    ============    ===========    ============
Available for grant, end of year           874                --          1,077              --            139              --
                                  =============    ==============   ============    ============    ===========    ============

    The following table summarizes information about the Company's stock options (including SARs) for options outstanding as of December 31, 1998:

                                               Options Outstanding                                   Options Exercisable
                             ---------------------------------------------------------        -------------------------------
                                                                            Average
                               Number of             Average               Remaining            Number of            Average
Range of                        Options              Exercise             Contractual            Options            Exercise
Exercise Prices                 (000's)               Price              Life (Years)            (000's)              Price
----------------------       ------------          -----------          --------------        ------------         ----------
$13.61 - $18.83                      242               $15.19                     3.8                 242             $15.19
$21.83 - $29.63                      407               $24.99                     5.1                 333             $24.65
$30.13 - $39.75                    1,238               $36.11                     7.4                 699             $35.35
$40.38 - $47.50                      748               $45.69                     9.1                  31             $47.11
----------------------       ------------          -----------          --------------        ------------         ----------
$13.61 - $47.50                    2,635               $35.19                     7.2               1,305             $29.15
======================       ============          ===========          ==============        ============         ==========

      The Company has an employee stock purchase plan through which all employees have the option, subject to certain limitations, to purchase NAC Re Common Stock, at the end of each offering period at a discounted price. The discounted price is based on 85% of the lesser of the stock's market price at the beginning of the period or the market price at the end of the period. During the 1998, 1997 and 1996 plan years, employees purchased approximately 42,800, 46,400 and 28,400 shares of Common Stock, respectively. The Company's stock purchase plan qualifies as a non-compensatory plan under APB 25.

      The Company has restricted stock plans, pursuant to which employees have been granted approximately 25,900, 71,100 and 57,600 shares of Common Stock during 1998, 1997 and 1996, respectively. Vesting for such shares generally occurs over a six-year period. In 1996, the Company also granted 20,000 shares of restricted stock to an executive in connection with his employment contract, 15,000 of which have vested due to the attainment of the stock appreciation performance measures; the remainder of the shares vest over a five year period. The Company incurred compensation expense, under APB 25, for the years ended December 31, 1998, 1997 and 1996 of approximately $1,092,000, $1,983,000 and
$974,000, respectively, in connection with restricted stock grants.

Supplemental and Pro Forma Disclosures

      The following pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock plans under the fair value method described in that Statement. The fair value of options and other awards granted under the Company's stock-based compensation plans was estimated on the date of grant using a Black-Scholes option valuation model. The Black-Scholes option model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected stock price volatility and the risk-free interest rate.

      The weighted average assumptions for the stock option grants were as follows:

                               1998                1997                 1996
                            ----------           --------           -----------
Expected life                  7.5yrs             7.5yrs                7.5yrs
Volatility                        29%                30%                   28%
Dividend yield                  0.76%              0.70%                 0.67%
Risk-free interest rate          5.5%               6.6%                  6.3%
Grant date fair value          $19.33             $19.20                $15.32

      The assumptions for the stock purchase plan were as follows:

                                1998                1997                 1996
                            ----------           --------           -----------
Expected life                     1yr                1yr                   1yr
Volatility                        29%                30%                   28%
Dividend yield                  0.79%              0.87%                 0.72%
Risk-free interest rate          4.6%               5.3%                  5.3%
Grant date fair value          $11.88              $9.14                 $8.75

      For purposes of pro forma disclosures, the estimated fair value of each option is amortized to expense over the option's vesting period and does not include grants prior to January 1, 1995. As such, the pro forma net income and earnings per share are not indicative of future years. The Company's pro forma information is as follows:

                                                     In Thousands, except per share amounts
                                                             Year ended December 31,
                          ----------------------------------------------------------------------------------------------
                                    1998                              1997                             1996
                          --------------------------       ---------------------------      ----------------------------
                           Reported      Pro Forma             Reported    Pro Forma            Reported     Pro Forma
                          ----------- --------------       -------------- ------------      -------------- -------------
Net income                   $96,050        $93,028              $95,677      $93,047             $70,520       $69,111
Earnings per share:*
   Basic                     $  5.25        $  5.09              $  5.21      $  5.06             $  3.74       $  3.67
   Diluted                   $  4.78        $  4.66              $  4.77      $  4.66             $  3.51       $  3.44

*1996 data restated per SFAS No. 128.

Incentive Compensation Plans

      The Company maintains two incentive compensation plans. The Long-term Incentive Plan provides for awards to eligible officers based on corporate performance over a three-year performance cycle. The Annual Incentive Plan for all employees (which was amended in 1996 to incorporate a previously separate plan for non-officers) provides for annual cash awards based on individual and corporate performance. Based on estimated performance levels, the Company expensed $9.6 million, $10.4 million and $8.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, related to these plans.

Severance Program

      The Company has severance agreements with officers and a severance program for non-officers to provide for severance payments and continuation of benefits in the event of employment termination following a change in control. The extent of the severance payments and when they are triggered vary depending upon the position of the employee and, in the case of non-officers, the length of tenure of the employee.

Employment Contracts

      The Company has employment contracts with certain officers, the terms of which expire at various times through June 30, 2003. Such agreements provide for minimum salary levels, incentive bonuses payable in accordance with bonus plans and, in two contracts, supplemental retirement benefits.

Retirement Plans

      The Company maintains a qualified non-contributory defined benefit pension plan covering substantially all U.S. employees. Pension benefits generally vest after five years of service. Benefits are based on years of service and compensation, as defined in the plan, during the highest consecutive three years of the employee's last ten years of employment.

      The Company's policy is to make annual contributions to the plan that are deductible for federal income tax purposes and that meet the minimum funding standards required by law. This contribution level is determined by utilizing the entry age cost method and different actuarial assumptions than those used for pension expense purposes.

      The Company also maintains a non-qualified unfunded supplemental defined benefit plan designed to compensate individuals to the extent their benefits under the Company's qualified plan are curtailed due to Internal Revenue Code limitations.

      The following tables set forth the amounts recognized in the Company's financial statements with respect to the qualified and non-qualified pension plans.

                                                                            In Thousands
                                              --------------------------------------------------------------------
                                                  Retirement               Benefits
                                                     Plan              Equalization Plan             Total
                                              --------------------    --------------------    --------------------
Change in Benefit Obligation                     1998        1997        1998        1997        1998        1997
                                              --------    --------    --------    --------    --------    --------
Net benefit obligation at beginning of year   $  9,987    $  7,620    $  4,127    $  2,893    $ 14,114    $ 10,513
Service cost                                     1,236       1,017         394         316       1,630       1,333
Interest cost                                      759         637         301         261       1,060         898
Actuarial loss                                     869         788         228         657       1,097       1,445
Gross benefits paid                                (69)        (75)         (1)         --         (70)        (75)
                                              --------    --------    --------    --------    --------    --------
Net benefit obligation at end of year           12,782       9,987       5,049       4,127      17,831      14,114
                                              --------    --------    --------    --------    --------    --------
Change in Plan Assets
Fair value of plan assets at beginning of
year                                             8,442       6,461          --          --       8,442       6,461
Actual return on plan assets                       997       1,376          --          --         997       1,376
Employer contributions                             507         680           1          --         508         680
Gross benefits paid                                (69)        (75)         (1)         --         (70)        (75)
                                              --------    --------    --------    --------    --------    --------
Fair value of plan assets at end of year         9,877       8,442          --          --       9,877       8,442
                                              --------    --------    --------    --------    --------    --------
Reconciliation of Funded Status
Funded status at end of year                    (2,905)     (1,545)     (5,049)     (4,127)     (7,954)     (5,672)
Unrecognized net transition obligation              76          86          --          --          76          86
Unrecognized prior service cost                     66          69         232         243         298         312
Unrecognized net actuarial (gain)/loss          (1,460)     (1,944)        276          49      (1,184)     (1,895)
                                              --------    --------    --------    --------    --------    --------
Net amount recognized at end of year          $ (4,223)   $ (3,334)   $ (4,541)   $ (3,835)   $ (8,764)   $ (7,169)
                                              ========    ========    ========    ========    ========    ========
Net Periodic Cost
Service cost                                  $  1,236    $  1,017    $    394    $    316    $  1,630    $  1,333
Interest cost                                      759         637         301         261       1,060         898
Expected return on assets                         (612)       (496)         --          --        (612)       (496)
Amortization
     Transition obligation                          10          10          --          --          10          10
     Prior service cost                              3           3          12          12          15          15
     Gain                                           --         (13)         --          --          --         (13)
                                              --------    --------    --------    --------    --------    --------
     Subtotal amortization                          13          --          12          12          25          12
                                              --------    --------    --------    --------    --------    --------
Total expense                                 $  1,396    $  1,158    $    707    $    589    $  2,103    $  1,747
                                              ========    ========    ========    ========    ========    ========

The projected benefit obligation, accumulated benefit obligation and fair value of assets for the pension plan with accumulated benefit obligations in excess of plan assets were $5.0 million, $2.5 million and $0, respectively, as of December 31, 1998 and $4.1 million, $2.1 million and $0, respectively, as of December 31, 1997.

      The discount rates used in determining the actuarial present value of benefit obligations were 6.5% and 6.75% for 1998 and 1997, respectively. The rate of increase for future compensation levels was 5.5% for both 1998 and 1997. The assumed rate of return on plan assets was 9.0% for 1998 and 8.5% for 1997. Assets of the qualified plan are invested principally in equity securities and fixed maturities. Plan assets include approximately $673,000 and $700,000 of NAC Re Common Stock as of December 31, 1998 and 1997, respectively.

      The Company maintains a qualified contributory defined contribution plan for substantially all U.S. employees. Under this plan, the Company makes a matching contribution equal to 50% of each participant's eligible elective contributions, which may be up to 6% of the participant's compensation. The Company may make an additional annual discretionary matching contribution. The Company also maintains a non-qualified unfunded supplemental defined contribution plan designed to compensate individuals to the extent the Company's contributions under the qualified plan are curtailed due to Internal Revenue Code limitations. The Company expensed $1.9 million for 1998, $2.2 million for 1997 and $2.0 million for 1996, related to these plans. Contributions to the qualified plan are invested, at the election of the participant, in several funds, including a NAC Re Common Stock fund. The fund held approximately 176,000 and 111,000 shares of NAC Re Common Stock as of December 31, 1998 and 1997, respectively.

      The Company maintains a qualified non-contributory defined contribution plan covering substantially all U.K. employees. Contributions under this plan are determined on the basis of salary, age and position within the organization. The Company also maintains an unfunded supplemental defined contribution plan designed to compensate individuals to the extent their benefits under the qualified plan are curtailed due to U.K. Inland Revenue limitations. The Company incurred expenses of $591,000, $563,000 and $436,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to these plans.

10. Comprehensive Income

      In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that a company classify items that meet the definition of components of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income in the equity section of the statement of financial position. Comprehensive income includes all changes in equity during a period resulting from transactions and other events from nonowner sources. Reclassification of prior period financial statements is required for comparative purposes.

      The balances of each classification, net of deferred taxes, within accumulated other comprehensive income were as follows:

                                                  In Thousands
                               -------------------------------------------------
                                 Unrealized                        Accumulated
                                  Gains on          Currency       Other Comp
Year ended December 31, 1998     Investments      Translation        Income
                               ----------------   -------------  ---------------
Beginning balance                   $55,000          $5,989           $60,989
Current period change                 2,661            (872)            1,789
                               ----------------   -------------  ---------------
Ending Balance                      $57,661          $5,117           $62,778
                               ================   =============  ===============

                                                  In Thousands
                               -------------------------------------------------
                                 Unrealized                        Accumulated
                                  Gains on          Currency       Other Comp
Year ended December 31, 1997     Investments      Translation        Income
                               -----------------   ------------  ---------------
Beginning balance                   $31,700         $ 8,377           $40,077
Current period change                23,300          (2,388)           20,912
                               -----------------   ------------  ---------------
Ending Balance                      $55,000         $ 5,989           $60,989
                               ================   =============  ===============

                                                  In Thousands
                               -------------------------------------------------
                                 Unrealized                        Accumulated
                                  Gains on          Currency       Other Comp
Year ended December 31, 1996     Investments      Translation        Income
                               -----------------   ------------  ---------------
Beginning balance                   $35,187         $ 1,017           $36,204
Current period change                (3,487)          7,360             3,873
                               -----------------   ------------   --------------
Ending Balance                      $31,700         $ 8,377           $40,077
                               ================   =============  ===============

      The related tax effects allocated to each component of other comprehensive income were as follows:

                                                                                    In Thousands
                                                                -----------------------------------------------------
                                                                  Before Tax           Tax Expense        Net of Tax
                                                                    Amount              (Benefit)           Amount
                                                                --------------       ---------------    -------------
Year ended December 31, 1998
Unrealized gains on securities:
  Unrealized holding gains arising during period                     $39,168             $13,709           $25,459
  Less: reclassification adjustment for gains
  realized in net income                                              35,074              12,276            22,798
                                                                --------------       ---------------    -------------
   Net unrealized gains                                                4,094               1,433             2,661
Foreign currency translation adjustments                              (1,342)               (470)             (872)
                                                                --------------       ---------------    -------------
Other comprehensive income                                           $ 2,752             $   963           $ 1,789
                                                                ==============       ===============    =============

                                                                                    In Thousands
                                                                -----------------------------------------------------
                                                                  Before Tax           Tax Expense        Net of Tax
                                                                    Amount              (Benefit)           Amount
                                                                --------------       ---------------    -------------
Year ended December 31, 1997
Unrealized gains on securities:
  Unrealized holding gains arising during period                     $78,523             $27,230           $51,293
  Less: reclassification adjustment for gains
  realized in net income                                              42,675              14,682            27,993
                                                                -------------       ----------------    -------------
   Net unrealized gains                                               35,848              12,548            23,300
Foreign currency translation adjustments                              (3,674)             (1,286)           (2,388)
                                                                -------------       ----------------    -------------
Other comprehensive income                                           $32,174             $11,262           $20,912
                                                                ==============       ===============    =============

                                                                                    In Thousands
                                                                -----------------------------------------------------
                                                                  Before Tax           Tax Expense        Net of Tax
                                                                    Amount              (Benefit)           Amount
                                                                --------------       ---------------    -------------
Year ended December 31, 1996
Unrealized gains(losses) on securities:
  Unrealized holding gains arising during period                     $14,204             $ 4,983           $ 9,221
  Less: reclassification adjustment for gains
  realized in net income                                              19,569               6,861            12,708
                                                               --------------       ---------------     ------------
   Net unrealized (losses)                                            (5,365)             (1,878)           (3,487)
Foreign currency translation adjustments                              11,323               3,963             7,360
                                                               --------------       ---------------     ------------
Other comprehensive income                                           $ 5,958             $ 2,085           $ 3,873
                                                                ==============       ===============    =============

11. Statutory Financial Information

      Consolidated statutory net income and surplus of NAC Reinsurance Corporation ("NAC"), as reported to the insurance regulatory authorities, differs in certain respects from the amounts as prepared in accordance with GAAP. The following schedules identify the significant reconciling differences:

                                           In Thousands
                                      Year ended December 31,
                                -----------------------------------
Net Income:                        1998         1997         1996
                                ---------    ---------    ---------
Domestic statutory net income   $ 101,862    $  70,292    $  59,827
Domestic GAAP adjustments:
   Deferred acquisition costs       3,620        6,703       14,211
   Deferred income taxes           (8,245)      23,257        4,421
   Other, net                       1,349         (560)         401
                                ---------    ---------    ---------
   Domestic GAAP net income        98,586       99,692       78,860
International operation            12,779       10,051        4,954
Parent company operations         (15,315)     (14,066)     (13,294)
                                ---------    ---------    ---------
Consolidated GAAP net income    $  96,050    $  95,677    $  70,520
                                =========    =========    =========

                                                            In Thousands
                                                       Year ended December 31,
                                                 -----------------------------------
Stockholders' Equity:                               1998         1997         1996
                                                 ---------    ---------    ---------
Consolidated statutory surplus                   $ 737,114    $ 702,222    $ 663,867
Consolidated GAAP adjustments:
   Deferred acquisition costs                       98,874       92,709       85,211
   Deferred income tax asset, net                   33,014       41,795       29,599
   Excess of cost over net assets acquired           2,908        3,276        3,644
   Unrealized appreciation of investments           91,084       71,846       25,537
   Unauthorized/authorized reinsurance charges      20,425       15,452       12,730
   Other, net                                        8,891        6,824        4,695
                                                 ---------    ---------    ---------
Investment in insurance subsidiaries, GAAP         992,310      934,124      825,283
Parent company:
   Other net assets                                 58,364       22,879       27,920
   Long-term debt                                 (299,949)    (299,942)    (299,934)
                                                 ---------    ---------    ---------
Consolidated stockholders' equity, GAAP          $ 750,725    $ 657,061    $ 553,269
                                                 =========    =========    =========

      Under the holding company structure, NAC Re is dependent upon the ability of its principal operating subsidiary, NAC, for the transfer of funds principally in the form of cash dividends and tax reimbursements. Such transactions, including the payment of cash dividends, are subject to restrictions imposed by New York insurance law. Generally, NAC may pay cash dividends only out of its statutory earned surplus which was $231.9 million at December 31, 1998. However, the maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the New York Insurance Department is the lesser of net investment income or 10% of statutory surplus as such terms are defined in the New York insurance law. The maximum amount of cash dividends that NAC could pay without such regulatory approval, based on 10% of statutory surplus as of December 31, 1998, is approximately $73.7 million. During 1998, 1997 and 1996, NAC declared dividends of $55.9 million, $22.5 million and $38 million, respectively, to NAC Re.

      In 1993, the National Association of Insurance Commissioners (the "NAIC"), by adopting a model risk-based capital act, intended to provide an additional tool for regulators to evaluate the capital of property and casualty insurers and reinsurers with respect to the risks assumed by them and to determine whether there is a perceived need for corrective action. The nature of the corrective action depends upon the extent of the calculated risk-based capital deficiency and ranges from requiring the company to submit a comprehensive plan to placing the insurer under regulatory control. While the model risk-based capital act has not yet been adopted in New York, NAC's domicile, New York has issued a circular letter requiring the filing of risk-based capital reports by property and casualty insurers and reinsurers. The NAIC also adopted a proposal that requires property and casualty insurers and reinsurers to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state regulatory authorities. Surplus (as calculated for statutory annual statement purposes) for each of the Company's domestic subsidiaries is well above the risk-based capital thresholds that would require either company or regulatory action.

12. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                               In Thousands
                                                          Year ended December 31,
                                                        ---------------------------
                                                          1998      1997      1996
                                                        -------   -------   -------
Basic Earnings Per Share:
Net income                                              $96,050   $95,677   $70,520

Weighted average shares                                  18,282    18,378    18,855

Basic earnings per share                                $  5.25   $  5.21   $  3.74
                                                        =======   =======   =======

Diluted Earnings Per Share:
Net income                                              $96,050   $95,677   $70,520
Add back after-tax interest on convertible debentures     3,504     3,504     3,504
                                                        -------   -------   -------
Adjusted net income                                     $99,554   $99,181   $74,024

Weighted average shares                                  18,282    18,378    18,855
Assumed exercise of dilutive stock options (1)              542       411       240
Assumed conversion of convertible debentures (2)          2,020     2,020     2,020
                                                        -------   -------   -------
Weighted average shares and dilutive securities          20,844    20,809    21,115

Diluted earnings per share                              $  4.78   $  4.77   $  3.51
                                                        =======   =======   =======

(1) Computed utilizing the average market price of the Common Stock for the period.
(2) Reflects the assumed conversion of the Company's 5.25% Convertible Subordinated Debentures due 2002.

13. Capital Stock

      Changes in Common Stock outstanding were as follows:

                                            Year ended December 31,
                                 -----------------------------------------
                                    1998           1997           1996
                                 -----------    -----------    -----------
Common Stock:
   Balance, beginning of year     21,707,223     21,463,982     21,341,053
   Shares issued                     284,196        243,241        122,929
                                 -----------    -----------    -----------
   Balance, end of year           21,991,419     21,707,223     21,463,982
                                 -----------    -----------    -----------

Treasury Stock:
   Balance, beginning of year      3,398,486      3,060,543      2,137,501
   Purchases                         223,060        345,375        943,042
   Shares reissued                    (4,482)        (7,432)       (20,000)
                                 -----------    -----------    -----------
   Balance, end of year            3,617,064      3,398,486      3,060,543
                                 -----------    -----------    -----------
Total Common Stock outstanding    18,374,355     18,308,737     18,403,439
                                 ===========    ===========    ===========

Stock Repurchase

      The Company maintains a stock repurchase program pursuant to which the Board of Directors has authorized the repurchase of approximately 4,082,000 shares of Common Stock. Since January 1, 1998, the Company repurchased approximately 223,000 shares of Common Stock, at an average cost of $49.52 per share. From its inception in 1988 through December 31, 1998, approximately 3,649,000 shares were repurchased at a cost of approximately $99.5 million or an average price of $27.27 per share. As of December 31, 1998, approximately 433,000 shares remained authorized for repurchase under the program.

Rights Plan

      In June 1998, coincident with the expiration of the Rights Agreement, as amended, adopted in June 1988, the Company declared a dividend of one Preferred Stock Purchase Right (a "Right") for each outstanding share of NAC Re Common Stock. The Rights will become exercisable only in the event, with certain exceptions, that a person or group of affiliated or associated persons accumulates 15% or more of NAC Re voting stock, or if a person or group announces an offer to acquire 15% or more (see Note 15). Each Right currently entitles the holder to purchase from the Company, for a price of $150.00 (the "Exercise Price"), 1/100 of a share of Series A Junior Preferred Stock (the "Series A Stock").

      In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase either Company stock or shares in an "acquiring entity" at half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group, which would become void) for shares of the Company's common stock on a one-for-one basis.

      NAC Re will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the acquisition of a 15% position in its voting stock. The Rights will expire on June 10, 2008.

      At December 31, 1998, there were 18,374,355 Rights outstanding which, if exercised, would result in the issuance of approximately 183,700 shares of Series A Stock.

14. Quarterly Financial Information (Unaudited)

      The following is a summary of quarterly financial data, in thousands, except per share data and stock prices:

                                                                      Three months ended
                                    --------------------------------------------------------------------------------------------
                                         December 31,            September 30,             June 30,               March 31,
                                    --------------------------------------------------------------------------------------------
                                       1998        1997        1998        1997        1998       1997        1998        1997
                                    --------------------------------------------------------------------------------------------
Income Statement Data:
Gross premiums written              $ 182,504   $ 186,806   $ 181,844   $ 188,002   $ 174,975   $180,518   $ 165,368   $ 168,542
Net premiums written                  140,735     155,174     135,472     153,657     141,269    148,654     136,190     136,171
Premiums earned                       134,431     152,575     128,970     147,884     136,091    142,078     133,354     132,110
Net investment income                  33,393      32,253      33,403      31,917      32,578     30,308      32,085      28,572
Net investment gains                    7,654      14,217       6,647       5,641       3,379     17,684       5,118       5,133
Operating costs and expenses          145,626     164,012     144,098     159,901     147,086    152,561     144,687     141,068
Operating income/net income            27,317      26,571      23,723      20,670      22,004     28,582      23,006      19,854

================================================================================================================================
Per Share Data:
Basic:*
   Operating/net income             $    1.49   $    1.45   $    1.30   $    1.13   $    1.21   $   1.56   $    1.25   $    1.08
Diluted:*
   Operating/net income                  1.35        1.32        1.18        1.03        1.10       1.42        1.14        1.00
Stockholders' equity per share          40.86       35.89       39.98       34.15       38.15      32.30       37.25       29.96
Cash dividends declared per share        0.09       0.075        0.09       0.075        0.09      0.075       0.075        0.06

================================================================================================================================
Stock Prices:
High                                $   52.88   $   52.88   $   55.88   $   51.56   $   53.94   $  49.00   $   53.81   $   39.88
Low                                     43.69       43.50       45.06       45.50       45.00      35.50       47.00       33.25
Close                                   46.94       48.81       49.25       51.38       53.38      48.38       52.44       35.63

*The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

15. Subsequent Event

      On February 15, 1999, XL and NAC Re signed a definitive agreement whereby NAC Re will merge into a wholly-owned subsidiary of XL in an all stock transaction. Under the terms of the transaction, NAC Re stockholders will receive 0.915 of an XL Class A voting ordinary share for each share of NAC Re in a tax-free exchange of shares. XL plans to account for the merger as a "pooling-of-interests" under U.S. GAAP. The transaction is subject to the approval of the NAC Re stockholders, receipt of insurance, and other regulatory approvals and customary closing conditions. It is expected that the merger will be completed by late second calendar quarter or early third quarter of 1999.

The merger with XL will not cause the Preferred Stock Purchase Rights described in Note 13 to become exercisable, due to an amendment to NAC Re's Rights Agreement adopted in February 1999.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers

      (a) Identification of Directors

                                                      Director
       Name of Director                    Age        Since
       ----------------                    ---        -----

       Class B (term expires 1999)
           Robert A. Belfer                63         August 1985
           Nicholas M. Brown, Jr.          44         November 1996
           Herbert S. Winokur, Jr.         55         September 1987

       Class C (term expires 2000)
           Ronald L. Bornhuetter           66         August 1985
           Dan Ciampa                      52         June 1997
           Todd G. Cole                    78         September 1987
           Daniel J. McNamara              71         September 1991

       Class A (term expires 2001)
           John P. Birkelund               68         August 1985
           C. W. Carson, Jr.               70         September 1987
           Michael G. Fitt                 67         December 1992
           Stephen Robert                  58         August 1985

      Ronald L. Bornhuetter has been Chairman of the Company since 1993 and Chairman of the Board of NAC Reinsurance Corporation ("NAC") since 1990. He has been a Director of the Company and NAC since August 1985. From November 1996 through December 1998, he also served as Chief Executive Officer of the Company. From August 1985 through October 1996, he served as President of the Company and Chief Executive Officer of NAC and from March 1986 through October 1996 he also served as President of NAC. Prior to joining the Company, Mr. Bornhuetter was Vice President-Finance of General Re Corporation and Senior Vice President and Comptroller of its subsidiary, General Reinsurance Corporation, having served as Chief Financial Officer of the Group. He is a Fellow and former President of the Casualty Actuarial Society; a member and former President of the American Academy of Actuaries and also served as Chairman of the Actuarial Standards Board. He is also a member of the International Actuarial Association, and a former Vice President and head of the U.S. delegation to its Ruling Council. He is also a member of ASTIN and AFIR. He served as Chairman of The Reinsurance Association of America from 1993 to 1994. He is a Director of cyber$settle.com, Inc., Denham Syndicate Management Limited, Net Earnings and Prime Advisors, Inc. and a Trustee of The College of Wooster, Wooster, Ohio.

      Nicholas M. Brown, Jr. has been President and Chief Executive Officer of the Company since January 1999. He joined the Company in November 1996 as President and Chief Operating Officer and a Director and President and Chief Executive Officer and a Director of NAC. Prior to joining the Company, Mr. Brown served at The St. Paul Companies as Executive Vice President and Chief Operating Officer of St. Paul Fire and Marine Insurance Company from May 1994 until November 1996 and as President of St. Paul Specialty from November 1993 through May 1994. From 1976 until 1993 he served in various positions at Aetna. Mr. Brown is a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries. He is a Director of cyber$ettle.com, Inc., Denham Syndicate Management Limited, Net Earnings and Prime Advisors, Inc.

      Robert A. Belfer is Chairman and Chief Executive Officer of Belco Oil & Gas Corp., an independent gas and oil producing company. Prior to that, he was President and Chairman of Belco Petroleum Corporation, a petroleum exploration and production company from 1965 until April 1986. Mr. Belfer is a Director of Enron Corp. and is a member of the Board of Overseers and Treasurer of the Albert Einstein College of Medicine and a member of the Board of Overseers of Cornell University Medical College.

      John P. Birkelund has been successively Chairman and Senior Advisor of SBC Warburg Dillon Read since October 1997. From 1981 until 1997, he served in executive positions at Dillon, Read & Co. Inc., including Chief Executive Officer from 1988 through 1993 and Chairman from 1988 to 1997. Mr. Birkelund is a Director of Darby Overseas Investments Ltd. and chairs the Polish-American Enterprise Fund. He also serves as a trustee or advisor to a number of non-for-profit organizations.

      C. W. Carson, Jr. currently serves as an independent financial consultant. He was a Partner with Price Waterhouse & Partners from 1985 until June 1988. From 1983 to 1985, Mr. Carson was Managing Director of the investment banking firm of Wm. Sword & Co., Inc. From 1956 to 1983, he was affiliated with Chemical Bank, serving as Vice Chairman and Director of the Bank and Holding Company from 1978 to 1983. Mr. Carson is a Director of Mitsubishi Trust & Banking Corporation
(USA) and Trebol International Corporation and serves as a trustee, director or advisor to several universities, endowment funds and other not-for-profit organizations.

      Dan Ciampa currently serves as an independent management consultant advising senior executives in a select number of Fortune 1000 companies. Prior to establishing his consulting practice in 1996, Mr. Ciampa was associated with Rath & Strong, Inc., a manufacturing engineering consulting firm. He served at Rath & Strong for over 25 years in various positions, including CEO and Chairman of the Board from 1986 to 1996. Mr. Ciampa serves on numerous private and not-for-profit boards, and is a guest lecturer at several institutions including Duke University, Boston College, Boston University, Harvard University and Vanderbilt University.

      Todd G. Cole, retired Chairman and Chief Executive Officer of CIT Financial Corporation, is a consultant and corporate director. In his consulting role he served as Managing Director of SH&E, Inc., a consulting firm specializing in aviation (1992-1995), President and Chief Executive Officer of Frontier Airlines, Inc. D.I.P. (1986-1990) and Vice Chairman and Director of Eastern Air Lines, Inc. D.I.P. (1989-1991). He is a Director of Kaiser Ventures, Inc., Hawaiian Airlines, Inc. and several private companies.

      Michael G. Fitt was President of Employers Reinsurance Corporation from 1979 to 1991 and Chairman and Chief Executive Officer from 1981 until his retirement in 1992. He is an Advisory Director of Nations Bank of Kansas City, a Director of Kansas City Southern Industries, Inc., a Director of DST Systems Inc. and a member of the Board of Directors of Midwest Research Institute.

      Daniel J. McNamara currently is Of Counsel with the law firm of Hughes Hubbard & Reed LLP. He served as Chairman of the Insurance Group Practice of that law firm from March 1988 through 1994. From 1971 to 1988 he served as the first President of Insurance Services Office, Inc. (ISO). Mr. McNamara is a member and past President of the Casualty Actuarial Society and the American Academy of Actuaries. A retired Director of General Accident Insurance Company of America and General Accident Corporation of America, he is currently a Director of several private companies. He is Chairperson of the Board of Trustees of the College of Mount St. Vincent and also serves as a trustee or advisor to several not-for-profit organizations.

      Stephen Robert served as Chairman of the Board and Chief Executive Officer of Oppenheimer & Co., Inc. from 1983 to 1997, and was President of that company from 1979 to 1983. In November 1997, Oppenheimer & Co., Inc. was acquired by CIBC Wood Gundy Securities Corp., the global corporate and investment banking arm of Canadian Imperial Bank of Commerce. Mr. Robert served as Vice Chairman of the new entity, CIBC Oppenheimer Corp., until October 31, 1998. Mr. Robert is Chancellor of Brown University and he serves on the Boards of Electra Investments Trust, P.L.C., Thirteen/WNET, The Manhattan Institute, the Polish-American Enterprise Fund and the New York City Economic Development Corporation.

      Herbert S. Winokur, Jr. is Chairman and Chief Executive Officer of Capricorn Holdings, Inc., a private investment company. He is also Managing General Partner of Capricorn Investors, L.P. and Capricorn Investors II, L.P., private investment partnerships concentrating on investments in restructure situations, organized by Mr. Winokur in 1987 and 1994, respectively. Prior to his current appointments, Mr. Winokur was Senior Executive Vice President and Director of Penn Central Corporation. Mr. Winokur is also a Director of Enron Corp., The WMF Group, Ltd., Mrs. Fields Holding Company, Inc., CCC Information Services Group, Inc., and DynCorp.

(b) Identification of executive officers

The following individuals are the Company's executive officers:

       Name                     Age   Office
       ----                     ---   ------

       Ronald L. Bornhuetter    66    Chairman of the Board, NAC Re and NAC

       Nicholas M. Brown, Jr.   44    President and Chief Executive Officer,
                                      NAC Re and NAC

       Martha G. Bannerman      56    Vice President and General Counsel,
                                      NAC Re; Executive Vice President,
                                      General Counsel and Secretary,
                                      NAC

       Richard H. Miller        51    Vice President, Chief Financial Officer
                                      and Treasurer, NAC Re; Senior Vice
                                      President, Chief Financial Officer and
                                      Treasurer, NAC

       Celia R. Brown           44    Secretary, NAC Re; Senior Vice President,
                                      NAC

       Stanley J. Kott          50    Executive Vice President, NAC

       C. Fred Madsen           45    Executive Vice President, NAC

      Martha G. Bannerman has been Executive Vice President of NAC since 1994 and Vice President, General Counsel of the Company and a Director and General Counsel of NAC since 1986. From 1986 to 1994 she was Vice President of NAC and Secretary of the Company. From 1970 to 1977, Ms. Bannerman practiced law with Milbank, Tweed, Hadley & McCloy in New York. In 1977, Ms. Bannerman joined the Los Angeles law firm of Adams, Duque & Hazeltine (becoming a partner in 1978), where she specialized in business litigation, including a variety of insurance and securities matters. Ms. Bannerman served as Chair of the Law Committee of The Reinsurance Association of America from 1992-1994 and is active in the Tort and Insurance Practice Section of the American Bar Association. She is a Director of cyber$ettle.com, Inc.

      Richard H. Miller was appointed Vice President, Chief Financial Officer and Treasurer of the Company in September 1998. He has been Senior Vice President, Chief Financial Officer and Treasurer of NAC since February 1999. He served as Vice President, Chief Financial Officer and Treasurer from September 1998 through January 1999, and as Vice President and Controller from June 1996 to September 1998. He has been a Director of NAC since June 1996. Prior to joining NAC, Mr.

Miller was employed for 24 years at Aetna Life & Casualty Companies, most recently as Vice President and Controller of the property casualty group. He is a Director of cyber$ettle.com, Inc.

      Celia R. Brown has been Secretary of the Company since 1994. Since February 1999 she has been Senior Vice President of NAC and she has been a Director of NAC since 1993. She served as Vice President from 1994 to February 1999, as Second Vice President and Associate General Counsel from 1991 to 1994 and as Assistant Vice President and Assistant General Counsel from 1988 to 1991. Prior to joining NAC, Ms. Brown served as Vice President at JWT Group, Inc. and as an associate in the law firm of Burns Summit Rovins and Feldesman in New York.

      Stanley J. Kott has been Executive Vice President of NAC since 1994 and a Director of NAC since 1990. From 1990 to 1994 he served as Vice President and Manager, Property Facultative. Before joining the Company, he was employed by E.
W. Blanch Company for over three years and served as Senior Vice President, Limited Partner and Director of the Facultative Division for over three years and also as Branch Manager, New York Treaty. Mr. Kott was previously a Vice President at Guy Carpenter serving as Branch Manager of its Hartford Office and a property facultative underwriter at General Reinsurance Corporation.

      C. Fred Madsen has been Executive Vice President of NAC since 1994 and a Director of NAC since 1991. He served as Vice President and Manager, Casualty Facultative from 1991 to 1994. Prior to that time he held various positions in the Casualty Treaty Department. Before joining the Company in 1986, he served in various underwriting positions at General Reinsurance Corporation and Aetna Life & Casualty Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company`s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1998, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except for Mr. Belfer, who filed his Form 4 for the month of January on February 23, 1998.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth compensation paid or accrued for the last three fiscal years, or as otherwise indicated, with respect to the named executive officers of NAC Re, for services rendered by such persons to NAC Re and NAC.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long-term Compensation
                                      Annual Compensation                                  Awards          Payouts

             Name                                                                Restricted    Securities
             and                                                   Other            Stock      Underlying              All Other
           Principal                                               Annual           Awards       Options      LTIP      Compen-
           Position              Year  Salary ($)   Bonus ($)   Compensation       ($) (1)        (#)     Payouts ($)  sation ($)
           --------              ----  ----------   ---------   ------------       -------        ---     -----------  ----------
Ronald L. Bornhuetter            1998   $627,917    $350,400             ---           ---        34,000    $494,200    $75,494  (3)
Chairman and Chief Executive     1997   $608,083    $424,200             ---           ---        34,000    $488,000    $90,043  (3)
Officer, NAC Re;                 1996   $581,333    $392,400             ---           ---       125,000    $415,300    $90,531  (3)
Chairman, NAC (2)

Nicholas M. Brown, Jr.           1998   $512,500    $286,000             ---           ---       153,000    $369,800    $58,751  (6)
President & Chief Operating      1997   $495,833    $345,900        $300,825 (4)       ---        27,500    $371,100    $66,675  (6)
Officer, NAC Re; President       1996    $68,510    $245,000 (5)         ---      $672,500       150,000         ---     $6,166  (6)
and Chief Executive Officer,
NAC (2)

Martha G. Bannerman              1998   $321,417    $159,500             ---           ---        14,000    $188,400    $34,884  (7)
Vice President and General       1997   $311,250    $193,000             ---      $196,875        16,500    $191,400    $43,718  (7)
Counsel, NAC Re;  Executive      1996   $290,836    $174,500             ---           ---        12,000    $140,900    $41,040  (7)
Vice President, General
Counsel and Secretary, NAC

C. Fred Madsen                   1998   $321,417    $159,500        $ 17,766 (8)       ---        14,000    $187,700    $35,637  (9)
Executive Vice President, NAC    1997   $311,250    $192,500        $177,640 (8)  $196,875        16,500    $191,400    $43,538  (9)
                                 1996   $287,500    $172,500             ---           ---        12,000    $129,400    $39,480  (9)

Stanley J. Kott                  1998   $321,417    $159,500             ---           ---        14,000    $187,700    $34,793 (10)
Executive Vice President, NAC    1997   $311,250    $193,000             ---      $196,875        16,500    $191,400    $43,538 (10)
                                 1996   $287,500    $172,500             ---           ---        12,000    $132,100    $39,498 (10)
------------------------------------------------------------------------------------------------------------------------------------

1. Restricted stock awards are valued at the closing market price on the date of each award. The restricted stock granted to Mr. Brown on October 30, 1996 vests as follows: 5,000 shares vest in 20% annual increments commencing October 30, 1997; 15,000 shares vest 6 years from grant or earlier upon the attainment by the stock of performance thresholds ranging from 15% to 45% stock appreciation (all of which thresholds were met in 1997). The 5,000 shares granted to Ms. Bannerman and Messrs. Madsen and Kott vest in 20% annual increments commencing March 11, 1999. Unvested restricted stock held by the named executives at year-end, valued at a December 31, 1998 closing price of $46.9375 was as follows: Mr. Brown:
      3,000 shares valued at $140,812.50; Ms. Bannerman: 5,600 shares valued at $262,850; Mr. Madsen: 5,600 shares valued at $262,850; Mr. Kott: 5,600 shares valued at $262,850. Dividends are paid on shares of restricted stock as, when and if dividends are paid on the Company's Common Stock.

2.    Mr. Brown became Chief Executive Officer, NAC Re effective January 1,
      1999.

3. Amounts shown reflect Company contributions to the Employee Savings Plan and allocations to the Excess Benefit Savings Plan of $11,040 and $62,884, respectively, for 1998, $14,400 and $75,643, respectively, for 1997, and $13,596 and $76,935, respectively, for 1996. Also includes $1,570, $8,398, and $11,689 for life insurance premiums paid by the Company for 1998, 1997, and 1996, respectively.

4. Amount shown for Mr. Brown includes $99,811 in connection with relocation costs and related tax reimbursement and $170,750 reflecting the difference between the market value and the purchase price for 5,000 shares of the Company's Common Stock purchased by Mr. Brown in connection with his employment agreement.

5. Mr. Brown joined the Company in November 1996. Consists of an annual bonus of $20,000 and a replacement bonus of $225,000 in connection with Mr. Brown's employment agreement.

6. Consists of Company contributions to the Employee Savings Plan and allocations to the Excess Benefit Savings Plan of $10,483 and $48,268, respectively, for 1998, $14,400 and $52,275, respectively, for 1997 and $4,111 and $2,055, respectively, for 1996.

7. Consists of Company contributions to the Employee Savings Plan and allocations to the Excess Benefit Savings Plan of $10,159 and $24,725, respectively, for 1998, $14,400 and $29,318, respectively, for 1997, and $13,596 and $27,444, respectively, for 1996.

8. Amount shown for Mr. Madsen includes $177,640 in connection with relocation costs and related tax reimbursement in 1997 and $17,766 in connection with related tax reimbursement in 1998.

9. Consists of Company contributions to the Employee Savings Plan and allocations to the Excess Benefit Savings Plan of $11,040 and $24,597, respectively, for 1998, $14,400 and $29,138, respectively, for 1997 and $13,596 and $25,884, respectively, for 1996.

10. Consists of Company contributions to the Employee Savings Plan and allocations to the Excess Benefit Savings Plan of $10,159 and $24,634, respectively, for 1998, $14,400 and $29,138, respectively, for 1997, and $13,596 and $25,902, respectively, for 1996.

Option Grants in Last Fiscal Year

      The Company maintains employee stock option plans pursuant to which eligible individuals may receive options to purchase the Company's Common Stock. The table below sets forth information concerning grants of stock options to the named executive officers of NAC Re during the last fiscal year. The amounts shown for each of the officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over a ten-year period from the date of grant of the respective options. No gain to the optionees is possible without an increase in the stock price, which will benefit all shareholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation and are required to be disclosed by regulations adopted by the Securities and Exchange Commission. Actual gains, if any, on option exercises and common stock holdings are dependent on the future performance of the Company's Common Stock. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                                                                                 Potential
                                                                                            Realizable Value at
                                                                                              Assumed Annual
                                                                                           Rates of Stock Price
                                                                                               Appreciation
                                      Individual Grants                                      for Option Term
---------------------------------------------------------------------------------     ----------------------------
                                             % of
                            Number of        Total
                            Securities      Options
                            Underlying     Granted to     Exercise
                             Options       Employees       or Base      Expira-
                             Granted       in Fiscal        Price         tion
         Name                (#) (1)          Year         ($/Sh)       Date (2)       5% (1)(4)        10% (1)(4)
         ----                -------          ----         ------       --------      ----------       -----------
Ronald L. Bornhuetter         34,000          10.8%       $47.250      6/10/2008      $1,012,095       $ 2,554,335

Nicholas M. Brown, Jr.       153,000(3)       48.5%       $47.250      6/10/2008      $4,554,428       $11,494,508

Martha G. Bannerman           14,000           4.4%       $47.250      6/10/2008      $  416,745       $ 1,051,785

C. Fred Madsen                14,000           4.4%       $47.250      6/10/2008      $  416,745       $ 1,051,785

Stanley J. Kott               14,000           4.4%       $47.250      6/10/2008      $  416,745       $ 1,051,785

(1) Becomes exercisable in installments of 25% per year commencing June 10, 2000 so long as employment with the Company or its subsidiaries continues. At 5% appreciation, share price would be $77.02 on June 10, 2008. At 10% appreciation, share price would be $122.38 on June 10, 2008.

(2) Options expire unless exercised within five years following termination of employment due to retirement, disability or death, or three months following termination of employment due to discharge or resignation, but in no event may option term exceed 10 years.

(3) Granted as stock appreciation rights which converted into non-qualified stock options in 1998.

(4) As of March 3, 1999 there were 18,369,389 shares of the Company's Common Stock outstanding. Based on those outstanding shares and a share price of $50.5625 on that date, at 5% appreciation, the share price would be $82.4169 on March 3, 2009 and potential realizable value for all shareholders would be $585,145,406. At 10% appreciation, the share price would be $130.9569 on March 3, 2009 and potential realizable value for all shareholders would be $1,476,795,548

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning the exercise of stock options during the last fiscal year by the named executive officers of NAC Re and the value of unexercised stock options held by such officers at December 31, 1998.

                                                                      Number of
                                                                      Securities                           Value of
                                                                      Underlying                           Unexercised
                                                                      Unexercised                          In-the-Money
                                                                      Options                              Options
                                                                      at                                   at
                           Shares                                     FY-End (#)                           FY-End ($) (1)
                         Aquired on                      ------------------------------- -----------------------------------
         Name             Exercise    Value Realized     Exercisable     Unexercisable      Exercisable      Unexercisable
         ----             --------    --------------     -----------     -------------      -----------      -------------
Ronald L. Bornhuetter        ---            ---              391,500           142,250       $8,926,461         $961,864

Nicholas M. Brown, Jr.       ---            ---               90,000           240,500       $1,164,375         $894,843

Martha G. Bannerman          875          $32,332             59,630            54,220       $1,147,299         $326,312

C. Fred Madsen               ---            ---               37,950            53,300       $  628,888         $314,530

Stanley J. Kott              ---            ---               45,815            53,360       $  862,415         $315,171

(1) Based on year-end market value of Common Stock of $46.9375

Long-term Incentive Plan - Awards in Last Fiscal Year

      The Company's Long-term Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, has been designed to provide awards based on corporate performance over three-years, paid following the end of each measurement period. In 1998 the measurement criteria for payouts under the plan was revised and was based on absolute and relative operating return on beginning equity over a three-year period compared to a peer group composed of the 14 largest reinsurance companies. The following table sets forth information concerning Long-term Incentive Plan awards for the named executive officers of NAC Re. The awards are indicated in dollars, based on 1998 salaries, instead of percentages, in order to give shareholders an estimate of the amounts that may be paid out. Distributions under the Long-term Incentive Plan are made in March of each year with respect to the measurement period ending at the end of the preceding calendar year, and are included in the Summary Compensation Table.

                            Performance                 Estimated Future Payouts under
                              or Other                  Non-Stock Price-Based Plan (1)
                            Period Until    ---------------------------------------------------
                           Maturation or
Name                         Payout (2)     Threshold ($) (3)     Target ($)    Maximum ($) (4)
----                         ----------     -----------------     ----------    ---------------
Ronald L. Bornhuetter       1997 - 1999                    $0       $376,750           $753,500
                            1998 - 2000                    $0       $376,750           $753,500

Nicholas M. Brown, Jr.      1997 - 1999                    $0       $281,875           $563,750
                            1998 - 2000                    $0       $281,875           $563,750

Martha G. Bannerman         1997 - 1999                    $0       $144,638           $289,275
                            1998 - 2000                    $0       $144,638           $289,275

C. Fred Madsen              1997 - 1999                    $0       $144,638           $289,275
                            1998 - 2000                    $0       $144,638           $289,275

Stanley J. Kott             1997 - 1999                    $0       $144,638           $289,275
                            1998 - 2000                    $0       $144,638           $289,275

(1) Actual awards and target and maximum amounts are characterized under the Long-term Incentive Plan as percentages. When an actual award is determined at the end of each measurement period, the percentage is applied to the individual's average annual base salary for such period. Because this average compensation level is not presently determinable, all amounts disclosed reflect the application of the applicable percentages to the individual's 1998 salary, which may be more or less than average compensation at the end of the relevant measurement periods.

(2) Actual awards for the 1996 - 1998 measurement period are reflected in the Summary Compensation table.

(3)   If formula threshold is not reached, no award will be paid under the Plan.

(4) While there are no maximum payouts under the plan as amended, the Compensation Committee may exercise its discretion if and to the extent formulas produce awards in excess of 200% of the target payout.

Retirement Plan

      The NAC Re Corp. Retirement Plan is a qualified non-contributory defined benefit plan for all employees. Benefits are computed on the basis of a specified percentage of the individual's average total compensation, which includes salary and bonus awards (exclusive of Long-term Incentive Plan awards), for the thirty-six months of highest total compensation during the employee's last ten years of service. Benefits are computed on the basis of a "life and ten-year certain" annuity.

      The Company maintains a Benefits Equalization Plan authorizing payment to employees out of general funds of the Company of any benefits calculated under provisions of the Retirement Plan that are otherwise above the limitations of the Internal Revenue Code.

      The following table shows the estimated annual benefits payable upon normal retirement for specified average total compensation and years of credited service under the Retirement Plan and the Benefits Equalization Plan. Amounts disclosed are not subject to deduction for Social Security or other offset amounts.

       Average Total
        Compensation                      YEARS OF CREDITED SERVICE

                               15         20         25         30          35
            $200,000     $ 45,768   $ 61,025   $ 73,281   $ 85,537    $ 85,537
             400,000       93,768    125,025    150,281    175,537     175,537
             600,000      141,768    189,025    227,281    265,537     265,537
             800,000      189,768    253,025    304,281    355,537     355,537
           1,000,000      237,768    317,025    381,281    445,537     445,537
           1,200,000      285,768    381,025    458,281    535,537     535,537
           1,400,000      333,768    445,025    535,281    625,537     625,537

The following table sets forth the number of full years of credited service as of December 31, 1998 under the Retirement Plan and the Benefits Equalization Plan, the 1998 compensation covered by the plans and number of years of credited service at normal retirement age for the named executive officers of NAC Re.

                          Number of Full       Current        Number of Years
                             Years of       Compensation  of Credited Service At
Name of Individual       Credited Service      Covered     Normal Retirement Age
------------------       ----------------      -------     ---------------------
Ronald L. Bornhuetter           13           $1,052,117              11
Nicholas M. Brown, Jr.          2               858,400              23
Martha G. Bannerman             12              514,417              21
Stanley J. Kott                 8               514,417              23
C. Fred Madsen                  12              513,917              32

      Current Compensation Covered is the equivalent of the salary reported in the Summary Compensation Table for 1998 and Annual Incentive Plan bonus for 1997 (and actually paid in 1998). See "Employment Agreements with Mr. Bornhuetter" and "Employment Agreement with Mr. Brown" for a description of the supplemental pension payable to Messrs. Bornhuetter and Brown upon their retirement.

Employment Agreements with Mr. Bornhuetter

      Mr. Bornhuetter is employed pursuant to an agreement with NAC Re and NAC to provide for his employment through June 30, 2000 (the "Agreement"). The Agreement provides that Mr. Bornhuetter will be nominated to the respective Boards of Directors of NAC Re and NAC and that he will be a member of the Executive Committee and an ex officio member of all other committees of NAC Re and NAC with management responsibilities, except the Audit Committee and Compensation Committee.

      Mr. Bornhuetter's salary was established under previous employment agreements, with the opportunity for subsequent annual increases. He receives bonuses paid pursuant to the Annual Incentive Plan and Long-term Incentive Plan which are dependent on corporate performance. The Annual Incentive Plan bonus is based on a target percentage of 45% of average salary for the bonus year. The Long-term Incentive Plan bonus is based on a target percentage of 60% of average salary for the three-year measurement period.

      NAC Re and NAC are required to maintain life insurance of $600,000 on Mr. Bornhuetter's life and for his benefit (Mr. Bornhuetter receives additional life insurance pursuant to the Company's benefits program for all employees). Following the employment term, such insurance must be maintained in the amount of $100,000. If Mr. Bornhuetter's employment terminates because of disability before the end of his employment term, his compensation and certain benefits will continue except that annual salary payments will be 53% of his average annual compensation including base salary and annual bonus at target reduced by the amount of any disability payments and retirement benefits he receives under the various benefit plans maintained by the Company and NAC. This benefit is payable for Mr. Bornhuetter's lifetime and, following his death, 50% of such amount is payable to his surviving spouse, unless a lump sum payment option is elected.

      Mr. Bornhuetter will receive a supplemental pension upon his retirement in an annual amount equal to 53% of his average annual compensation including base salary and annual bonus at target reduced by benefits payable to Mr. Bornhuetter under pension plans of the Company or NAC or under pension plans of Mr. Bornhuetter's prior employer. This benefit is payable to Mr. Bornhuetter for his lifetime and, following his death, 50% of such amount is payable to his surviving spouse, unless a lump sum payment option is elected.

      If Mr. Bornhuetter's employment is terminated (i) by the Company other than for cause or (ii) by Mr. Bornhuetter for "good reason," as defined in the Agreement, in addition to accrued benefits under such agreement, Mr. Bornhuetter will receive a lump sum payment equal to his then current base salary plus target payments from the Annual Incentive Plan and Long-term Incentive Plan (the "Severance Amount") for the unexpired portion of his employment term, except that, if such termination occurs after a change in control, Mr. Bornhuetter's severance payment will in no event be less than 2.99 times the Severance Amount. Provisions regarding continuing life and health insurance, excise tax payments and the definition of change in control are comparable to those contained in the Senior Officer Agreements described below.

Employment Agreement with Mr. Brown

      Mr. Brown was employed pursuant to an agreement with NAC Re and NAC which became effective in November 1996, and extended until December 31, 2001 (the "Former Agreement"). His salary was established under the Former Agreement with the opportunity for annual increases. Mr. Brown entered into a new agreement (the "Current Agreement") effective June 30, 1998 for a term extending until June 30, 2003. The Current Agreement provided for a change in salary to $625,000 in 1999 in connection with his appointment as of January 1, 1999 to Chief Executive Officer of the Company. He is eligible to receive bonuses paid pursuant to the Annual Incentive Plan and Long-term Incentive Plan which are dependent on corporate performance. His target percentages were 45% and 55%, respectively, until 1999 and 45% and 60% commencing in 1999. Pursuant to his Current Agreement, Mr. Brown received a stock appreciation right grant (which automatically converted to a stock option grant on October 30, 1998) with respect to 125,000 shares of NAC Re Common Stock.

      Pursuant to his Current Agreement, if Mr. Brown retires on or after attaining age fifty, he will receive a supplemental pension equal to 50% of his average compensation including base salary and annual bonus at target (defined pursuant to the Current Agreement) reduced by benefits payable to Mr. Brown under pension plans of the Company or NAC or under pension plans of Mr. Brown's prior employers. Any retirement benefit that is payable prior to age 60 shall be reduced by 5% per year to reflect its expected period of payment. This benefit is payable to Mr. Brown for his lifetime and, following his death, 50% of such amount is payable to his surviving spouse, if any, for her lifetime.

      If Mr. Brown's employment is terminated (i) by the Company other than for cause or (ii) by Mr. Brown for "good reason," as defined in the Current Agreement, in addition to accrued benefits under such agreement, Mr. Brown will receive (i) service credit sufficient to meet the minimum service requirements under his supplemental pension and (ii) a lump sum payment equal to the sum of
(x) his then current base salary plus (y) the amounts that would be paid to him under the Annual

Incentive Plan and the Long-Term Incentive Plan at his target for the year or performance period, as the case may be, during which such termination occurs, multiplied by the greater of three years or the balance of the contract term, except that, if such termination occurs after a change in control, Mr. Brown's severance payment will in no event be less than 2.99 times the sum of Mr. Brown's then annual base salary plus payments under the Annual Incentive Plan and Long-Term Incentive Plan at target. Provisions regarding continuing life and health insurance, excise tax payments and the definition of change in control are comparable to those contained in the Senior Officer Agreements described below.

Employment Agreements with Executive Vice Presidents

      The Company entered into employment agreements with Ms. Bannerman and Messrs. Kott, and Madsen effective October 30, 1996 for three-year terms. Pursuant to such agreements, in the event of involuntary termination of employment, the employee will receive a severance payment equal to his or her then current base salary plus annual and long-term bonuses paid out at the target percentages with respect to the greater of the balance of the term of the agreement or a two-year period. In the event of the voluntary termination of the employee, he or she is subject to provisions regarding non-competition and non-solicitation of clients. Severance provisions in the event of a change in control are described under "Change In Control Severance Agreements."

Change in Control Severance Agreements

      In addition to the agreements described above, the Company has entered into severance agreements with the executive vice presidents and senior vice presidents of NAC (the "Senior Officer Agreements") and severance agreements with the other officers of NAC and its subsidiaries in order to reinforce and encourage the continued dedication and attention of such persons to their assigned duties without distractions arising from a potential change in control. These severance agreements as well as a severance program for other employees are also intended to help retain staff members in the event of a potential change in control and thereby protect the assets of the Company.

      As part of the Senior Officer Agreements, each party has agreed that in the event of a "potential change in control" of the Company, the senior officer will remain in the employ of the Company or its subsidiaries for a six-month period. If a senior officer's employment is terminated within two years of a "change in control" (i) by the Company other than for cause, or (ii) by the senior officer for "good reason," the senior officer will be entitled to a severance payment equal to his average annual compensation from the Company during the five years immediately preceding the change in control plus target payments from the Annual Incentive Plan and the Long-term Incentive Plan, multiplied by 2.99. The severance payment will be made over 2.99 years or in a discounted lump sum. The senior officer will also receive amounts earned but not yet paid under the Long-term Incentive Plan, acceleration of vesting of stock options and restricted stock, and continuing life and health insurance coverage for a three-year period after termination, as well as legal fees incurred in enforcing the severance agreement. If a senior officer becomes subject to an excise tax under the Internal Revenue Code as a result of any payments or benefits received on a change in control, the Company will make an additional payment to the senior officer to make him or her whole after payment of the excise tax.

      A "potential change in control" would be deemed to occur if (i) the Company enters into an agreement, the consummation of which would result in a change in control of the Company, (ii) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a change in control, (iii) any person becomes the beneficial owner of securities representing 10% or more of the combined voting power of the Company's then outstanding securities; or (iv) the Board of Directors adopts a resolution to the effect that a potential change in control has occurred. A "change in control" of the Company would be deemed to occur if
(i) any person is or becomes the beneficial owner of securities representing 30% or more of the combined voting power of the Company's then outstanding securities, (ii) during any two-year period individuals who constituted the Board of Directors of the Company cease, for any reason, to constitute a majority thereof, or (iii) the stockholders of the Company approve a merger, consolidation or complete liquidation of the Company or a sale of substantially all of the Company's assets. "Good reason" is defined to include, among other things, a substantial diminution in the nature or status of responsibilities, reduction in compensation or benefits, relocation or the failure of the Company or its successor to provide the senior officer with a three-year employment contract at comparable levels of compensation and benefits as exist at the time of the change in control.

Compensation of Directors

      Directors who are not employees of the Company receive a retainer of $30,000, of which 25% is paid in cash and 75% is paid in the form of Company Common Stock. The Common Stock is nontransferable for six months from issuance. The Directors also receive fees of $2,500 for each Board of Directors' meeting attended and $1,000 for each Committee meeting attended. The non-executive Chairman of each Committee receives an additional cash retainer of $2,500 annually. The Company pays for or reimburses the travel and related expenses incurred to attend Board and Committee meetings.

      Directors may elect to defer, until a date specified, receipt of all or a portion of their cash retainers and fees. Interest is allocated to amounts deferred at a rate comparable to the rate earned by the Stable Value Fund of the NAC Re Corp. Employee Savings Plan. During 1998, three Directors elected to defer compensation pursuant to this arrangement.

      The Company maintains the Directors' Stock Option Plan pursuant to which Directors who are not full-time employees of the Company or its subsidiaries and who are otherwise eligible automatically receive non-qualified stock options to purchase NAC Re Common Stock at the market value for such stock on the grant date. The initial grant under the plan is an option to purchase 11,250 shares of Common Stock, with subsequent annual grants of options to purchase 2,250 shares of Common Stock. Such options become exercisable six months following their grant date. Mr. Fitt also received fees of $12,000 in 1998 in connection with his role as a Director of the Company's U. K. subsidiary.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee during 1998 were: C. W. Carson, Jr., Dan Ciampa, Daniel J. McNamara and Stephen Robert. Stephen Robert is Senior Advisor of CIBC Oppenheimer Corp. ("Oppenheimer") and was Vice Chairman of Oppenheimer during 1998. Oppenheimer provides investment advisory services with respect to the Company's pension funds and a small portion of the Company's investment portfolio. Oppenheimer also provided investment banking services for the Company in 1998 and 1999.

Board Compensation Committee Report on Executive Compensation

Compensation Philosophy

      The Company's compensation philosophy is driven by its primary corporate objectives -- to provide the best return to the shareholders over the long term and to maintain a highly motivated staff, providing them with the opportunity to share in the success of the Company. Specifically, NAC Re's executive compensation program serves:

      o To align the interests of executives and shareholders by causing a significant portion of executive compensation to be variable, or "at risk," dependent upon the achievement of long-term corporate performance objectives, while emphasizing significant ownership of NAC Re Common Stock.

      o To sustain superior corporate performance over time by designing elements of the compensation program that are based on longer-term rewards, such as extended vesting and long-term plans.

      o To attract and retain quality staff by emphasizing the necessity to be highly competitive.

      Total compensation is intended to fall at approximately the 75th percentile of the reinsurance industry for above-average corporate performance. Industry statistics are generally derived from an independent survey of 33 public and private property and casualty reinsurance companies, including three of the eight companies in the S&P Property-Casualty Insurance Group Index, or their reinsurance affiliate. This information is further refined to construct a comparison to the top 15 reinsurers.

      At present, the executive compensation program is composed of salary, annual cash incentive opportunities, long-term cash incentive opportunities and stock-based awards. As the executive officer's level of responsibility increases, a greater portion of potential total compensation opportunity is based on corporate performance and appreciation in stock value and a lesser portion on individual performance and competitive industry levels, causing greater potential variability in the individual's absolute compensation from year to year.

Salaries

      Salary is viewed as fixed base compensation determined initially by industry and position comparisons. In addition, salaries are considered in the context of the Company's internal salary range structure to insure that the compensation level for each position is determined with regard to other relevant positions within the Company. For the Chief Executive Officer, annual adjustments are considered based on the goals and performance of the Company and prevailing competitive conditions. For other executive officers, individual performance is also considered.

Annual Incentive Plan

      The Company's Annual Incentive Plan provides a yearly cash bonus opportunity that serves to motivate executive officers to achieve the Company's operational and strategic goals.

      Cash payouts under the Annual Incentive Plan are recommended by management and determined by the Compensation Committee after the completion of each calendar year. These payouts are based primarily on corporate performance for the prior year and an evaluation of each participant's respective contribution to the performance of the Company. As a participant's responsibilities increase, the portion of his or her bonus dependent on corporate performance increases. For the named executive officers, the entire bonus for 1998 was based on corporate performance.

      Commencing in 1998, awards are determined by an evaluation of the Company's operating return on beginning equity relative to a risk free rate of return. The Committee may only apply discretion with respect to 10% of the maximum award.

Long-term Incentive Plan

      The Company's Long-term Incentive Plan is designed to provide cash or stock incentives for superior long-term corporate performance. This program in particular has been structured to recognize the critical importance and retention of key management employees and to focus their attention on long-term goals. Long-term Incentive Plan awards are based solely on corporate performance.

      Commencing with the payout for the 1996-1998 measurement period, the Plan payout is based on the Company's operating return on beginning equity over a three-year period compared to a peer group composed of the 14 largest reinsurance companies and compared to the average risk free rate of return. The Committee may only apply discretion with respect to 10% of the maximum award.

Stock-based Plans

      Stock-based plans are designed to align the interests of executives and shareholders by providing value to the executive as the stock price increases. Due to the variability of the stock price, stock options and restricted stock make a significant portion of executive compensation dependent upon the Company's overall results and how the Company is perceived by its shareholders and the marketplace. Options granted to executives are typically granted at 100% of the market value of the stock on the date of grant. Generally, option awards become exercisable over a relatively long period, motivating executives to sustain high corporate performance in order to increase the value of such options.

      For the 1998 option grant an option pool for all officers was established by the Compensation Committee utilizing guidelines based on general and reinsurance industry competitive practice and an option valuation. In addition, the total number of options outstanding relative to shares outstanding was also considered. Individual awards for executives were determined by the Compensation Committee by the application of individual guideline amounts (which are based on level and competitive practice) to the corporate pool.

CEO Compensation

      As described, the executive compensation program is designed to link compensation with the accomplishment of business and corporate objectives and with return for the shareholders. This was exemplified in the compensation of the Company's Chief Executive Officer in 1998, Mr. Bornhuetter.

      As described above, the Company has an employment agreement with Mr. Bornhuetter. In accordance with such agreement, annual base salary increases are determined based on a review of his salary in relationship to the performance of NAC Re and prevailing competitive conditions. Mr. Bornhuetter's annual salary increase for 1998 was determined in March 1998 to be 3%, consistent with the Company's merit budget and productivity initiative.

      Mr. Bornhuetter's Annual Incentive Plan payment for 1998 was determined by multiplying the payout percentage determined by the Committee by his target, resulting in a bonus of $350,400. The specific corporate performance criteria for determining the bonus level are described under "Annual Incentive Plan," above. Mr. Bornhuetter's Long-term Incentive Plan award for the 1996-1998 measurement period was determined by multiplying the payout percentage determined on the basis of corporate performance by his target, resulting in a bonus of $494,200. The performance measures utilized for determining this award level are described under "Long-term Incentive Plan," above. In June 1998, Mr. Bornhuetter received a stock option grant to purchase 34,000 shares of Common Stock at the market value on the date of grant as part of the Company's annual option grants to recognize his contribution to the Company and to further align his interests with those of the Company's other shareholders.

Compliance with Internal Revenue Code Section 162(m)

      Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to certain executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. A portion of the compensation paid by the Company during 1998 to Messrs. Bornhuetter and Brown was not fully deductible for federal income tax purposes. Whether all compensation paid in future years is fully deductible will depend upon the constraints of contractual agreements with the Executive Officers as well as any determination by the Committee that the need to retain flexibility with respect to executive compensation is in the best interests of the Company.

By the members of the Compensation Committee:

Stephen Robert (Chairman)    C. W. Carson, Jr.   Dan Ciampa   Daniel J. McNamara

Performance Graph

    The following graph compares the yearly change in the Company's cumulative total shareholder return on its Common Stock to such return for the S&P 500 Composite Stock Price Index (the "S&P 500 Index") and a peer group that combines the S&P Property-Casualty Industry Index (the "P&C Index") and the S&P Multiline Insurance Stock Price Index. The peer group consists of the following companies:
Allstate Corporation, Chubb Corporation, MBIA Inc., MBIA Investment Corporation, Loews Corporation, SAFECO Corporation, The St. Paul Companies, American International Group, CIGNA Corporation, Hartford Financial Services Group Inc., Cincinnati Financial Corporation and Progressive Corporation-Ohio (the "Peer Group"). The cumulative total shareholder return on the Company's Common Stock (including dividends) was 62.6% from year-end 1993 to year-end 1998. This compares to 193.9% for the S&P 500 Composite Price Index and 189.5% for the Peer Group.

                               [GRAPHIC OMITTED]

  [The following table was depicted as a line chart in the printed material.]

                                                         Market Cap
                                            Total         Combined
                          NAC Re           S&P 500       Peer Group

        1993(2)           $100.00          $100.00         $100.00
        1994              $113.14          $101.32         $104.88
        1995              $122.23          $139.40         $149.17
        1996              $115.80          $171.42         $185.66
        1997              $167.84          $228.61         $275.99
        1998              $162.58          $293.94         $289.51

(1) Stock price appreciation plus dividends.
(2) Assumes shareholder invests $100 on December 31, 1993.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

      The following table presents, to the knowledge of the Company, information as to all beneficial owners of 5% or more of the outstanding shares of Common Stock as of March 17, 1999, except for Robert A. Belfer, whose ownership is set forth under Item 12(b) below.

      Name and Address of                        Amount and Nature of
        Beneficial Owner                        Beneficial Ownership(1)      Percent of Class
The Prudential Insurance Company of America          1,300,700(2)                 7.1%
    751 Broad Street
    Newark, NJ 07102-3777
Wellington Management Company, LLP                   1,269,868(3)                 6.9%
   75 State Street
   Boston, MA 02109
The Equitable Companies Incorporated                 1,145,342(4)                 6.2%
   1290 Avenue of the Americas
   New York, NY 10104
Lazard Freres & Co. LLC                                981,411(5)                 5.3%
   30 Rockefeller Plaza
   New York, NY 10020

(1) Based on information contained in the most recent Schedule 13G or Schedule 13D filed by the beneficial owner under the Securities Exchange Act of 1934.

(2) The Prudential Insurance Company of America ("Prudential") has sole voting and dispositive power with respect to 1,054,200 of such shares which are held for the benefit of its clients. Prudential has shared voting power with respect to 178,300 of such shares, and shared power to dispose of 246,500 of such shares.

(3) The shares are held by Wellington Management Company, LLP ("Wellington") on behalf of investment advisory clients. Wellington has shared voting power with respect to 1,118,400 of such shares, and shared power to dispose with respect to 1,241,168 of such shares.

(4) 600,000 shares are held by The Equitable Life Assurance Society of the United States ("Equitable"); Equitable has sole voting power and power to dispose of such shares. 241,700 shares are held by Alliance Capital Management, L.P. ("Alliance") on behalf of investment advisory clients. Alliance has sole voting power with respect to 125,600 of such shares, shared voting power with respect to 100,000 of such shares and sole power to dispose of all of such shares. 29,733 shares are held by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") for investment purposes; DLJ has no voting power and shared power to dispose 25,183 of such shares. 273,909 shares are held by Wood, Struthers & Winthrop Management Corp. ("Wood, Struthers") on behalf of investment advisory clients. Wood, Strothers has sole power to vote 223,440 of such shares, shared voting power with respect to 25,150 of such shares, and sole power to dispose 273,609 of such shares.

(5) Lazard Freres & Co. LLC ("Lazard Freres") has sole voting power with respect to 802,307 of such shares, and sole power to dispose all of such shares.

(b)   Security ownership of management.

      The following table identifies the number of shares of Common Stock beneficially owned at March 17, 1999 by each director, each named executive officer and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment powers with respect to shares shown.

                                               Amount and Nature of   Percent of
      Name of Beneficial Owner                 Beneficial Ownership     Class
      ------------------------                 --------------------     -----
      Robert A. Belfer                            1,013,816(1)(2)        5.5%
      John P. Birkelund                              55,175(3)            *
      Ronald L. Bornhuetter                         493,804(4)           2.7%
      Nicholas M. Brown, Jr.                        117,278(5)            *
      C. W. Carson, Jr.                              23,254(3)            *
      Dan Ciampa                                     14,254(6)            *
      Todd G. Cole                                   34,504(1)            *
      Michael G. Fitt                                19,754(7)            *
      Daniel J. McNamara                             33,754(8)            *
      Stephen Robert                                 44,734(1)            *
      Herbert S. Winokur, Jr.                        38,254(9)            *
      Martha G. Bannerman                           88,360(10)            *
      Stanley J. Kott                               64,483(11)            *
      C. Fred Madsen                                57,829(12)            *
      All directors  and  executive  officers
      of NAC Re as a group (16 persons)            2,141,391(13)         12%

          * Less than 1%.

(1) Includes 31,500 shares issuable pursuant to options exercisable under the Directors' Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(2) Includes 91,925 shares held in family trusts with respect to which Mr. Belfer and/or his wife or son are trustees, and 154,992 shares owned by his wife. Mr. Belfer disclaims beneficial ownership of such shares. Also includes 18,500 shares held by a foundation of which Mr. Belfer is an officer. Mr. Belfer has shared voting and investment power with respect to such shares. Also includes 123,492 shares held by Mr. Belfer for his wife in trust and 2,000 shares held by Mr. Belfer for his son. Mr. Belfer has sole voting and investment power with respect to such shares. Mr. Belfer's address is 767 Fifth Avenue, 46th Floor, New York, NY 10153.

(3) Includes 20,250 shares issuable pursuant to options exercisable under the Directors' Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(4) Includes 14,667 shares allocated to Mr. Bornhuetter's Employee Savings Plan account and 391,500 shares issuable pursuant to exercisable options. Includes 1,775 shares owned by Mr. Bornhuetter's spouse, as to which he disclaims beneficial ownership.

(5) Includes 3,000 shares of restricted stock and 90,000 shares issuable pursuant to exercisable options.

(6) Includes 13,500 shares issuable pursuant to options exercisable under the Director's Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(7) Includes 18,000 shares issuable pursuant to options exercisable under the Directors' Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(8) Includes 27,000 shares issuable pursuant to options exercisable under the Directors' Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(9) Includes 27,250 shares issuable pursuant to options exercisable under the Directors' Stock Option Plan and 242 shares of restricted stock issued pursuant to the 1997 Stock Retainer Plan for Nonemployee Directors (with respect to which shares there is no right to dispose prior to March 30,
      1999).

(10) Includes 5,600 shares of restricted stock, 59,630 shares issuable pursuant to exercisable options, and 450 shares held jointly with a family member as to which Ms. Bannerman disclaims beneficial ownership.

(11) Includes 5,586 shares allocated to Mr. Kott's Employee Savings Plan Account, 5,600 shares of restricted stock, and 45,815 shares issuable pursuant to exercisable options.

(12) Includes 7,698 shares allocated to Mr. Madsen's Employee Savings Plan Account, 5,600 shares of restricted stock, and 37,950 shares issuable pursuant to exercisable options.

(13) Includes 36,305 shares allocated to Employee Savings Plan accounts, 22,900 shares of restricted stock, 864,235 shares issuable pursuant to exercisable options, and 249,142 shares as to which such individuals disclaim beneficial ownership.

Item 13. Certain Relationships and Related Transactions

      John P. Birkelund, a Director of the Company, was Chairman of SBC Warburg Dillon Read Inc. during 1998, which firm performed investment banking services for the Company in 1998 and 1999. See Compensation Committee Interlocks and Insider Participation with respect to Stephen Robert.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

      The Financial Statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

Exhibits

      The exhibits listed on the Index to Exhibits set forth below are filed as part of this report.

Exhibit No.
-----------
(3)              --    Articles of incorporation and bylaws:
        3.1      --    Restated Certificate of Incorporation of NAC Re
                       incorporated herein by reference to Exhibit 3.1 to the
                       Annual Report on Form 10-K of NAC Re for the year ended
                       December 31, 1990
        3.2      --    Bylaws of NAC Re as amended through June 9, 1988
                       incorporated herein by reference to Exhibit 3.2 to the
                       Annual Report on Form 10-K of NAC Re for the year ended
                       December 31, 1988 (the "1988 10-K")
(4)              --    Instruments defining rights of security holders,
                       including indentures:
        4.1      --    Rights Agreement dated as of June 18, 1998 by and between
                       NAC Re Corporation and American Stock Transfer and Trust
                       Company incorporated herein by reference to Exhibit 1 to
                       the Registration Statement on Form 8-A filed on June 19,
                       1998
        4.2      --    First Amendment to Rights Agreement, dated February 16,
                       1999, by and between NAC Re Corp. and American Stock
                       Transfer & Trust Co. incorporated herein by reference to
                       Exhibit 2.1 to the Amendment to a Registration Statement
                       on Form 8-A filed February 19, 1999.
(10)             --    Material contracts:
        10.1     --    Lease of NAC Re's corporate and administrative offices in
                       Greenwich, CT incorporated herein by reference to Exhibit
                       10.11 to the Annual Report on Form 10-K for the year
                       ended December 31, 1985
        10.2     --    Form of Sublease between NAC Re and NAC incorporated
                       herein by reference to Exhibit 10.16 to the Joint Proxy
                       Statement/Prospectus on Form S-4 (No. 33-8836) of NAC Re
                       and KCC
        *10.3    --    Amended 1985 Stock Option Plan of NAC Re incorporated
                       herein by reference to Exhibit 10.6 to the Registration
                       Statement on Form S-1 (No. 2-99952)
        *10.4    --    1986 Incentive and Non-qualified Stock Option Plan of NAC
                       Re incorporated herein by reference to Exhibit 10.12 to
                       the Registration Statement on Form S-1 (No. 33-5198)
        *10.5    --    NAC Re Corp. 1989 Stock Option Plan incorporated herein
                       by reference to Exhibit 4.2 to the Registration Statement
                       on Form S-8 (No. 33-27745)
        *10.6    --    NAC Re Corp. 1993 Stock Option Plan incorporated herein
                       by reference to Exhibit A to the definitive Proxy
                       Statement filed with the Securities and Exchange
                       Commission on March 26, 1993 ("1993 Proxy Statement")
        *10.7    --    Amended and Restated NAC Re Corp. Directors' Stock Option
                       Plan incorporated herein by reference to Exhibit B to the
                       1993 Proxy Statement
        *10.8    --    Amended and Restated NAC Re Corp. Benefits Equalization
                       Plan incorporated herein by reference to Exhibit 10.8 to
                       the Annual Report on Form 10-K for the year ended
                       December 31, 1993 (the "1993 10-K")
        *10.9    --    Amended and Restated NAC Re Corp. Excess Benefit Savings
                       Plan incorporated herein by reference to Exhibit 10.9 to
                       the 1993 10-K
        *10.10   --    Form of Severance Contract between NAC Re Corp. and the
                       executive officers of NAC Re incorporated herein by
                       reference to Exhibit 10.23 to the 1988 10-K
        *10.11   --    NAC Re Corp. Amended and Restated Annual Incentive Plan
                       incorporated herein by reference to Exhibit 10.17 to the
                       Annual Report on Form 10-K of NAC Re for the year ended
                       December 31, 1991 (the "1991 10-K")
        *10.12   --    NAC Re Corp. Long-term Incentive Plan incorporated herein
                       by reference to Exhibit 10.12 to the Annual Report on
                       Form 10-K of NAC Re for the year ended December 31, 1994
                       (the "1994 10-K")
        *10.13   --    Employment contract with Ronald L. Bornhuetter dated as
                       of March 4, 1992 incorporated herein by reference to
                       Exhibit 10.19 to the 1991 10-K
        *10.14   --    Trust Agreement, dated as of July 1, 1989, between NAC Re
                       and Marine Midland Bank, N.A. relating to supplemental
                       pension benefits for Ronald L. Bornhuetter incorporated
                       herein by reference to Exhibit 10.22 to the Annual Report
                       on Form 10-K of NAC Re for the year ended December 31,
                       1989 (the "1989 10-K")
        *10.15   --    NAC Re Corp. Directors' Deferred Compensation Agreement
                       incorporated herein by reference to Exhibit 10.20 to the 1989 10-K

        *10.16   --    Consulting Agreement with Michael G. Fitt effective as of
                       March 1, 1995 incorporated herein by reference to Exhibit
                       10.17 to the 1994 10-K
        *10.17   --    Employment contract with Ronald L. Bornhuetter dated as
                       of October 30, 1996 incorporated herein by reference to
                       Exhibit 10.17 to the Annual Report on Form 10-K for year
                       ended December 31, 1996 (the "1996 10-K")
        *10.18   --    Employment contract with Nicholas M. Brown, Jr., dated as
                       of October 30, 1996 incorporated herein by reference to
                       Exhibit 10.18 to the 1996 10-K
        *10.19   --    Form of Employment contract with Executive Vice
                       Presidents dated as of October 30, 1996 incorporated
                       herein by reference to Exhibit 10.19 to the 1996 10-K
        *10.20   --    1997 Incentive and Capital Accumulation Plan incorporated
                       herein by reference to Exhibit A to the definitive Proxy
                       Statement filed with The Securities and Exchange
                       Commission on March 26, 1997
        *10.21   --    1997 Stock Retainer Plan For Nonemployee Directors
                       incorporated herein by reference to Exhibit 10.21 to the
                       Annual Report on Form 10-K for the year ended December
                       31, 1997
        *10.22   --    Employment Contract with Nicholas M. Brown, Jr. dated as
                       of June 30, 1998, incorporated herein by reference to NAC
                       Re's quarterly report on Form 10Q for June 30, 1998
(11)             --    Statement regarding computation of per share earnings
                       incorporated herein by reference to Note 12 of the Notes
                       to the Consolidated Financial Statements contained herein
(12)             --    Statement regarding computation of ratios
(21)             --    Subsidiaries of the registrant
(23)             --    Consents of experts and counsel
(24)             --    Powers of attorney
(27)             --    Financial Data Schedule fiscal year end 1998

----------
* Executive Compensation Plans or Arrangements

Reports on Form 8-K

      There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 1998.

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

                                     NAC RE CORP.
                                     (Registrant)


                                     By       /s/ RICHARD H. MILLER
                                        ----------------------------------------
                                                Richard H. Miller
                                          Vice President, Chief Financial
                                              Officer and Treasurer

Dated: March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----


  RONALD L. BORNHUETTER*         Director, Chairman               March 24, 1999
--------------------------
  Ronald L. Bornhuetter


 NICHOLAS M. BROWN, JR.*         Director, President and          March 24, 1999
--------------------------       Chief Executive Officer
  Nicholas M. Brown, Jr.


    ROBERT A. BELFER*            Director                         March 24, 1999
--------------------------
     Robert A. Belfer


    JOHN P. BIRKELUND*           Director                         March 24, 1999
--------------------------
    John P. Birkelund


    C. W. CARSON, JR.*           Director                         March 24, 1999
--------------------------
    C. W. Carson, Jr.


       DAN CIAMPA*               Director                         March 24, 1999
--------------------------
        Dan Ciampa


      TODD G. COLE*              Director                         March 24, 1999
--------------------------
       Todd G. Cole


     MICHAEL G. FITT*            Director                         March 24, 1999
--------------------------
     Michael G. Fitt


   DANIEL J. McNAMARA*           Director                         March 24, 1999
--------------------------
    Daniel J. McNamara


     STEPHEN ROBERT*             Director                         March 24, 1999
--------------------------
      Stephen Robert


 HERBERT S. WINOKUR, JR.*        Director                         March 24, 1999
--------------------------
 Herbert S. Winokur, Jr.


                                 Vice President, Chief Financial
  /s/ RICHARD H. MILLER            Officer and Treasurer          March 24, 1999
--------------------------
    Richard H. Miller

----------
* By CELIA R. BROWN, his attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.


                                     By          /s/ CELIA R. BROWN
                                        ----------------------------------------
                                                    Celia R. Brown
                                                       Secretary

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

NAC Re Corp.                                                               Pages

      Report of Independent Auditors on Financial Statements
      and Schedules                                                        F-2

      Consolidated Balance Sheet at December 31, 1998 and 1997             34

      Consolidated Statement of Income for the years ended
      December 31, 1998, 1997 and 1996                                     35

      Consolidated Statement of Stockholders' Equity for the years
      ended December 31, 1998, 1997 and 1996                               36

      Consolidated Statement of Cash Flows for the years ended
      December 1998, 1997, and 1996                                        37

      Notes to Consolidated Financial Statements                           38

Schedules

I     Summary of Investments Other Than Investments in Related
      Parties at December 31, 1998                                         S-1

III   Condensed Financial Information of Registrant                  S-2 - S-4

V     Supplementary Insurance Information for the years ended
      December 31, 1998, 1997, and 1996                                    S-5

VI    Reinsurance for the years ended December 31, 1998, 1997 and 1996     S-6

X     Supplementary Information Concerning Property-Casualty Insurance
      Operations                                                           S-7

      Schedules other than those listed above are omitted for the reason that they are not applicable.

----------

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of NAC Re Corporation:

      We have audited the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NAC Re Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


New York, New York                                         ERNST & YOUNG LLP
February 3, 1999
except for Note 15, as to which the date is February 15, 1999

                                                                      SCHEDULE I

                          NAC RE CORP. AND SUBSIDIARIES
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             SUMMARY OF INVESTMENTS
                                 (In Thousands)

                                                                    December 31, 1998
                                                        ----------------------------------------
                                                                                    Amount at
                                                                                      which
                                                        Amortized      Market      shown in the
                                                          Cost         Value       Balance Sheet
                                                        ----------   ----------    -------------
Type of Investment:
FIXED MATURITY SECURITIES
    United States Government                            $   20,775   $   21,755     $   21,755
    Foreign Governments                                    222,046      233,150        233,150
    Mortgage-backed securities                             195,562      200,531        200,531
    States, municipalities and political subdivisions    1,265,247    1,324,226      1,324,226
    Corporate bonds                                        404,778      410,522        410,522
    Subordinated convertibles                                  284          433            433
                                                        ----------   ----------     ----------
      Total Fixed Maturities                             2,108,692    2,190,617      2,190,617

EQUITY SECURITIES                                          108,276      115,064        115,064
CASH AND SHORT-TERM INVESTMENTS                            150,746      150,743        150,743
                                                        ----------   ----------     ----------
      Total Investments                                 $2,367,714   $2,456,424     $2,456,424
                                                        ==========   ==========     ==========

                                                                     SCHEDULE II

                          NAC RE CORP. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  NAC RE CORP.
                                  BALANCE SHEET
                                (Parent Company)
                                 (In Thousands)

                                                                                December 31,
                                                                        --------------------------
                                                                            1998           1997
                                                                        -----------    -----------
ASSETS
Fixed maturities                                                        $    46,157    $    25,283
Short-term investments                                                        4,479          1,657
Cash                                                                          1,130          3,186
Accrued investment income                                                       522            353
Deferred expenses                                                             1,189          1,527
Federal income tax recoverable                                                   --             --
Investment in wholly-owned subsidiaries                                     992,310        934,124
Fixed assets                                                                 10,207          9,614
Intercompany receivable, net                                                 13,238          8,813
Other assets                                                                  4,920          1,037
                                                                        -----------    -----------
     Total assets                                                       $ 1,074,152    $   985,594
                                                                        ===========    ===========
LIABILITIES
8% Notes due 1999                                                       $   100,000    $   100,000
7.15% Notes due 2005                                                         99,949         99,942
5.25% Convertible Subordinated Debentures due 2002                          100,000        100,000
Revolving credit loan                                                        12,924         12,924
Federal income tax payable                                                    3,558          9,318
Interest payable                                                              1,582          1,587
Dividend payable                                                              1,652          1,372
Accrued expenses and other liabilities                                        3,762          3,390
                                                                        -----------    -----------
     Total liabilities                                                      323,427        328,533
                                                                        -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
 1,000 shares authorized, none issued (includes 277.5 shares of
 Series A Junior Preferred Stock)                                                --             --
Common stock, $.10 par value:
 25,000 shares authorized (1998, 21,991; 1997, 21,707 issued)                 2,199          2,171
Additional paid-in capital                                                  268,468        255,424
Accumulated other comprehensive income                                       62,778         60,989
Retained earnings                                                           516,036        426,309
Less treasury stock, at cost (1998, 3,617 shares; 1997, 3,398 shares)       (98,756)       (87,832)
                                                                        -----------    -----------
     Total stockholders' equity                                             750,725        657,061
                                                                        -----------    -----------
     Total liabilities and stockholders' equity                         $ 1,074,152    $   985,594
                                                                        ===========    ===========

                                                                     SCHEDULE II

                          NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OR REGISTRANT - (Continued)

                                  NAC RE CORP.
                               STATEMENT OF INCOME
                                (Parent Company)
                                 (In Thousands)

                                                          Year Ended December 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Income
  Dividend declared from insurance subsidiary        $ 55,875    $ 22,500    $ 38,000
  Net investment income                                 2,438       2,097       2,815
  Net investment (losses) gains                           (31)        (14)         87
  Rental and other income                               3,142       2,312       1,559
                                                     --------    --------    --------
                                                       61,424      26,895      42,461
                                                     --------    --------    --------
Expenses
  Interest and amortization expense                    21,678      21,697      22,284
  Other operating costs and expenses                    7,671       4,656       2,672
                                                     --------    --------    --------
                                                       29,349      26,353      24,956
                                                     --------    --------    --------

Income before intercompany tax allocation
  and equity in net income of wholly-owned
  subsidiaries less dividend declared                  32,075         542      17,505
                                                     --------    --------    --------

Current intercompany tax credit                         4,969       7,702       6,778
Deferred tax benefit                                    3,516         190         424
                                                     --------    --------    --------
Total tax credit, net                                   8,485       7,892       7,202
                                                     --------    --------    --------
Income before equity in net income of
  wholly-owned subsidiaries less dividend declared     40,560       8,434      24,707

Equity in net income of wholly-owned
  subsidiaries less dividend declared                  55,490      87,243      45,813
                                                     --------    --------    --------

Net income                                           $ 96,050    $ 95,677    $ 70,520
                                                     ========    ========    ========

                                                                     SCHEDULE II

                          NAC RE CORP. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OR REGISTRANT - (Continued)

                                  NAC RE CORP.
                             STATEMENT OF CASH FLOWS
                                (Parent Company)
                                 (In Thousands)

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
Operating Activities
 Net income                                                     $ 96,050    $ 95,677    $ 70,520
 Less equity in net income of subsidiaries, less cash
 dividend ($55,875 in 1998, $22,500 in 1997, $38,000 in 1996)     55,490      87,243      45,813
                                                                --------    --------    --------
                                                                  40,560       8,434      24,707
Adjustments to reconcile net income to net cash
   provided by operating activities                               (9,253)      3,328       2,482
                                                                --------    --------    --------
Net cash provided by operating activities                         31,307      11,762      27,189
                                                                --------    --------    --------
Investing Activities
  Sales of fixed maturity investments                             19,450      10,489       8,844
  Maturities of fixed maturity investments                           138       3,000       7,000
  Purchases of fixed maturity investments                        (40,634)     (8,435)    (12,425)
  Net (purchases) sales of short-term investments                 (2,822)      3,720       9,553
  Purchases of furniture and equipment                            (4,714)     (4,164)     (4,648)
                                                                --------    --------    --------
Net cash (used) provided by investing activities                 (28,582)      4,610       8,324
                                                                --------    --------    --------
Financing Activities
  Issuance of shares                                              12,186       5,864       1,951
  Purchase of treasury shares, net of reissuance                 (10,924)    (14,348)    (30,886)
  Cash dividends paid to stockholders                             (6,043)     (4,968)     (4,163)
  Borrowings under revolving credit agreement                         --          --       8,162
  Repayments under revolving credit agreement                         --          --     (13,000)
                                                                --------    --------    --------
Net cash (used) provided by  financing activities                 (4,781)    (13,452)    (37,936)
                                                                --------    --------    --------
(Decrease) increase in cash                                       (2,056)      2,920      (2,423)
Cash - beginning of year                                           3,186         266       2,689
                                                                --------    --------    --------
Cash - end of year                                              $  1,130    $  3,186    $    266
                                                                ========    ========    ========

                                                                    SCHEDULE III

                          NAC RE CORP. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In Thousands)

                                             Future                                                       Benefits,    Amortization
                            Deferred     policy benefits,                                                  claims,     of deferred
                             policy       losses, claims                                     Net         losses and      policy
                           acquisition      and claims      Unearned        Premium       investment     settlement    acquisition
                              costs           expenses      premiums        revenue         income        expenses        costs
                           --------------------------------------------------------------------------------------------------------
December 31, 1998
Domestic:
     Property/Casualty     $    92,692      $ 1,601,234    $   313,863    $   479,881    $   114,187    $   313,976    $   129,308
     Accident and Health            --            4,726          3,086          3,689          1,563          1,787             --
                           --------------------------------------------------------------------------------------------------------
  Subtotal                      92,692        1,605,960        316,949        483,570        115,750        315,763        129,308
International:
     Property/Casualty           6,182          127,169         25,631         49,276         15,709         36,125          8,688
Intercompany elimination            --          (14,892)        (1,137)            --             --             --             --
                           --------------------------------------------------------------------------------------------------------
   Total                   $    98,874      $ 1,718,237    $   341,443    $   532,846    $   131,459    $   351,888    $   137,996
                           ========================================================================================================

December 31, 1997
Domestic:
     Property/Casualty     $    89,072        1,513,416        285,217        525,017        109,545    $   346,005    $   140,862
     Accident and Health            --             (462)          (219)        (1,386)          (458)        (1,697)            --
                           --------------------------------------------------------------------------------------------------------
  Subtotal                      89,072        1,512,954        284,998        523,631        109,087        344,308        140,862
International:
     Property/Casualty           3,637           98,692         17,461         51,016         13,963         35,187         10,290
Intercompany elimination            --           (7,674)          (748)            --             --             --             --
                           --------------------------------------------------------------------------------------------------------
   Total                   $    92,709      $ 1,603,972    $   301,711    $   574,647    $   123,050    $   379,495    $   151,152
                           ========================================================================================================

December 31, 1996
Domestic:
     Property/Casualty     $    82,369      $ 1,434,429    $   255,514    $   474,025    $    93,062    $   303,485    $   133,423
     Accident and Health            --            2,764            775          1,987            144           (950)            --
                           --------------------------------------------------------------------------------------------------------
  Subtotal                      82,369        1,437,193        256,289        476,012         93,206        302,535        133,423
International:
     Property/Casualty           2,842           80,531         15,609         50,330         11,124         36,418          9,901
                           --------------------------------------------------------------------------------------------------------
Intercompany elimination            --           (4,379)            --             --             --             --             --
                           --------------------------------------------------------------------------------------------------------
   Total                   $    85,211      $ 1,513,345    $   271,898    $   526,342    $   104,330    $   338,953    $   143,324
                           ========================================================================================================

                              Other
                            operating       Premiums
                            expenses        written
                           --------------------------
December 31, 1998
Domestic:
     Property/Casualty     $    79,864    $   490,158
     Accident and Health         1,093          6,710
                           --------------------------
  Subtotal                      80,957        496,868
International:
     Property/Casualty          10,656         56,798
Intercompany elimination            --             --
                           --------------------------
   Total                   $    91,613    $   553,666
                           ==========================

December 31, 1997
Domestic:
     Property/Casualty     $    77,932    $   543,633
     Accident and Health          (326)        (2,271)
                           --------------------------
  Subtotal                      77,606        541,362
International:
     Property/Casualty           9,289         52,294
Intercompany elimination            --             --
                           --------------------------
   Total                   $    86,895    $   593,656
                           ==========================

December 31, 1996
Domestic:
     Property/Casualty     $    71,231    $   521,072
     Accident and Health           110            804
                           --------------------------
  Subtotal                      71,341        521,876
International:
     Property/Casualty           7,587         52,128
                           --------------------------
Intercompany elimination            --             --
                           --------------------------
   Total                   $    78,928    $   574,004
                           ==========================

                                                                     SCHEDULE IV

                          NAC RE CORP. AND SUBSIDIARIES
                                   REINSURANCE
                                 (In Thousands)

                                                                            Percentage
                                       Ceded       Assumed                   of amount
                          Gross       to other    from other      Net        assumed
                          Amount     companies    companies      amount       to net
                        ---------    ---------    ---------    ---------    ---------
December 31, 1998
Premiums Written:
  Property/casualty     $ 154,376    $ 149,910    $ 542,489    $ 546,955           99%
  Accident and health         167        1,115        7,659        6,711          114
                        ---------    ---------    ---------    ---------    ---------
     Total              $ 154,543    $ 151,025    $ 550,148    $ 553,666           99%
                        =========    =========    =========    =========    =========

December 31, 1997
Premiums Written:
  Property/casualty     $ 120,509    $ 130,645    $ 606,063    $ 595,927          102%
  Accident and health         (26)        (433)      (2,678)      (2,271)         118
                        ---------    ---------    ---------    ---------    ---------
     Total              $ 120,483    $ 130,212    $ 603,385    $ 593,656          102%
                        =========    =========    =========    =========    =========

December 31, 1996
Premiums Written:
  Property/casualty     $  72,749    $ 139,928    $ 640,379    $ 573,200          112%
  Accident and health          61          148          891          804          111
                        ---------    ---------    ---------    ---------    ---------
     Total              $  72,810    $ 140,076    $ 641,270    $ 574,004          112%
                        =========    =========    =========    =========    =========

                                                                     SCHEDULE VI

                          NAC RE CORP. AND SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION CONCERNING
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (In Thousands)

                                                                                                                 Claims and Claims
                                                                                                                 Expenses incurred
                                                                                                                   Related to (2)
                                                                                                                ------------------

                                Deferred     Reserve for
         Affiliation             Policy     Unpaid Claims     Discount                                   Net
            with               Acquisition    and Claims      if any,       Unearned      Earned     Investment  Current     Prior
         Registrant               Costs        Expenses     Deducted(1)     Premiums     Premiums      Income      Year      Years
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Subsidiaries

December 31, 1998                $98,874      $1,718,237       $40,633      $341,443     $532,846     $131,459  $389,951   ($38,063)

December 31, 1997                 92,709       1,603,972        26,290       301,711      574,647      120,953   418,091    (38,596)

December 31, 1996                 85,211       1,513,345        20,766       271,898      526,342      101,515   372,294    (33,341)

                               Amortization
                               of Deferred
         Affiliation              Policy      Paid Claims
            with               Acquisition    and Claims     Premiums
         Registrant               Costs        Expenses      Written
----------------------------------------------------------------------
Consolidated Subsidiaries

December 31, 1998                $137,996       $333,761    $553,666

December 31, 1997                 151,152         78,918     593,656

December 31, 1996                 143,324        190,424     574,004

----------
(1) Relates to certain workers' compensation case reserves which are discounted for statutory accounting purposes utilizing a 5% interest rate, and a 7% interest rate for GAAP
(2) Amounts are net of discount related to certain workers' compensation case reserves.