Form 10-Q
period 1999-03-31
NAC RE CORP
filed 1999-05-14
CIK 775542

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1999

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period ________________ to ________________.

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

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      There were 18,452, 660 shares outstanding of the Registrant's Common Stock, $.10 par value, as of March 31, 1999.
--------------------------------------------------------------------------------
================================================================================

                          NAC RE CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Independent Accountants' Review Report                            3

         Consolidated Balance Sheet -
         March 31, 1999 and December 31, 1998                              4

         Consolidated Statement of Income -
         Three Months Ended March 31, 1999 and 1998                        5

         Consolidated Statement of Stockholders' Equity -
         Three Months Ended March 31, 1999 and 1998                        6

         Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1999 and 1998                        7

         Notes to Consolidated Financial Statements                        8-11

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  12-20

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         21

         Signatures                                                        22

         Exhibit 15                                                        23

         Exhibit 27                                                        24-25

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
NAC Re Corporation

We have reviewed the accompanying consolidated balance sheet of NAC Re Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of NAC Re Corporation as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 3, 1999, except for Note 15, as to which the date was February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements.

New York, New York                                            ERNST & YOUNG LLP
April 21, 1999,
except for Note 6, as to which the date is May 11, 1999

                          NAC RE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                             (Unaudited)
                                                                              March 31,     December 31,
                                                                                 1999           1998
                                                                             -----------    -----------
ASSETS
Investments:
Available for sale:
    Fixed maturities (amortized cost: 1999, $2,122,326; 1998, $2,108,692)    $ 2,179,670    $ 2,190,617
    Equity securities (cost: 1999, $87,517; 1998, $108,276)                       92,140        115,064
Short-term investments                                                           136,669        146,828
                                                                             -----------    -----------
     TOTAL INVESTMENTS                                                         2,408,479      2,452,509

Cash                                                                              13,042          3,915
Accrued investment income                                                         37,318         36,270
Premiums receivable                                                              249,875        239,674
Reinsurance recoverable balances, net                                            284,897        262,872
Reinsurance recoverable on unearned premiums                                      43,017         49,962
Deferred policy acquisition costs                                                101,944         98,874
Excess of cost over net assets acquired                                            7,861          8,013
Deferred tax asset, net                                                           48,211         37,481
Other assets                                                                      53,657         38,062
                                                                             -----------    -----------
     TOTAL ASSETS                                                            $ 3,248,301    $ 3,227,632
                                                                             ===========    ===========

LIABILITIES
Claims and claims expenses                                                   $ 1,732,095    $ 1,718,237
Unearned premiums                                                                344,133        341,443
8% Notes due 1999                                                                100,000        100,000
7.15% Notes due 2005                                                              99,951         99,949
5.25% Convertible Subordinated Debentures due 2002                               100,000        100,000
Investment accounts payable                                                        7,612          7,612
Revolving credit agreement                                                        12,924         12,924
Other liabilities                                                                 98,903         96,742
                                                                             -----------    -----------
     TOTAL LIABILITIES                                                         2,495,618      2,476,907
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value:
     1,000 shares authorized, none issued
     (Includes 277.5 shares of Series A Junior  Preferred Stock)                      --             --
Common stock, $.10 par value:
      25,000 shares authorized  (1999, 22,069; 1998, 21,991 shares issued)         2,207          2,199
Additional paid-in capital                                                       271,587        268,468
Accumulated other comprehensive income                                            42,411         62,778
Retained earnings                                                                535,204        516,036
Less treasury stock, at cost (1999, 3,616; 1998, 3,617 shares)                   (98,726)       (98,756)
                                                                             -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                                  752,683        750,725
                                                                             -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,248,301    $ 3,227,632
                                                                             ===========    ===========

                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                                  (Unaudited)
                                                                         Three months ended March 31,
                                                                         ---------------------------
                                                                              1999              1998
                                                                         ---------         ---------
PREMIUMS AND OTHER REVENUES
    Net premiums written                                                 $ 142,871         $ 136,190
    Increase in unearned premiums                                          (10,206)           (2,836)
                                                                         ---------         ---------
    Premiums earned                                                        132,665           133,354
    Net investment income                                                   32,905            32,085
    Net investment gains                                                     2,673             7,874
                                                                         ---------         ---------
    Total revenues                                                         168,243           173,313

OPERATING COSTS AND EXPENSES
    Claims and claims expenses                                              84,022            88,692
    Commissions and brokerage                                               35,980            33,443
    Other operating expenses                                                17,966            17,126
    Interest expense                                                         5,402             5,426
                                                                         ---------         ---------
    Total operating costs and expenses                                     143,370           144,687

INCOME
Income before income taxes                                                  24,873            28,626
                                                                         ---------         ---------
    Federal and foreign income taxes:
        Current                                                              3,793             6,684
        Deferred                                                               252            (1,064)
                                                                         ---------         ---------
    Income tax expense (benefit)                                             4,045             5,620
                                                                         ---------         ---------
Operating income/net income                                              $  20,828         $  23,006
                                                                         =========         =========

PER SHARE DATA
Basic:
Average shares outstanding                                                  18,411            18,355
                                                                         ---------         ---------
Operating income/net income                                              $    1.13         $    1.25
                                                                         =========         =========

Diluted (assuming conversion of dilutive convertible securities):
Average shares outstanding                                                  21,000            20,954
                                                                         ---------         ---------
Operating income/net income                                              $    1.03         $    1.14
                                                                         =========         =========

Cash dividends declared per share                                        $    0.09         $   0.075
                                                                         =========         =========

                 See Notes to Consolidated Financial Statements

                         NAC RE CORP. AND SUBSIDIARIIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                (Unaudited)
                                         ------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                          Other           Total
                                          Common    Paid-in   Comprehensive   Retained    Treasury    Comprehensive   Stockholders'
                                          Stock     Capital       Income      Earnings      Stock         Income         Equity
                                          -----     -------       ------      --------      -----         ------         ------
Balance, At December 31, 1998             $2,199   $268,468                   $516,036    ($98,756)      $62,778        $750,725
Comprehensive income:
   Net income                                                     $20,828       20,828                                    20,828
   Other comprehensive income,
   net of tax:
      Unrealized depreciation of
         investments                                              (17,382)                                               (17,382)
      Currency translation adjustments                             (2,985)                                                (2,985)
                                                                  -------
   Other comprehensive income                                     (20,367)                               (20,367)
                                                                  -------
Total comprehensive income                                           $461
                                                                  =======
Issuance of shares                             8      3,119                                                                3,127
Dividends declared on common stock                                              (1,660)                                   (1,660)
Reissuance of treasury shares                                                                   30                            30
                                         -------------------                 ------------------------------------------------------
Balance at March 31, 1999                 $2,207   $271,587                   $535,204    ($98,726)      $42,411        $752,683
                                         ===================                 ======================================================
                                                                                (Unaudited)
                                         ------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                                                          Other           Total
                                          Common    Paid-in   Comprehensive   Retained    Treasury    Comprehensive   Stockholders'
                                          Stock     Capital       Income      Earnings      Stock         Income         Equity
                                          -----     -------       ------      --------      -----         ------         ------
Balance, At December 31, 1997             $2,171   $255,424                   $426,309    ($87,832)      $60,989        $657,061
Comprehensive income:
   Net income                                                     $23,006       23,006                                    23,006
   Other comprehensive income,
   net of tax:
      Unrealized appreciation of
         investments                                                3,384                                                  3,384
      Currency translation adjustments                                908                                                    908
                                                                  -------
   Other comprehensive income                                       4,292                                  4,292
                                                                  -------
Total comprehensive income                                        $27,298
                                                                  =======
Issuance of shares                             7      2,482                                                                2,489
Dividends declared on common stock                                              (1,377)                                  (1,377)
Purchase of treasury shares, net of
  reissuance                                                                                (2,326)                      (2,326)
                                         -------------------                 ------------------------------------------------------
Balance at March 31, 1998                 $2,178   $257,906                   $447,938    ($90,158)      $65,281        $683,145
                                         ===================                 ======================================================

                 See Notes to Consolidated Financial Statements

                          NAC RE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                     (Unaudited)
                                                             Three months ended March 31,
                                                             ---------------------------
                                                                1999              1998
                                                             ---------         ---------
OPERATING ACTIVITIES
     Net income                                              $  20,828         $  23,006
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Reserve for claims and claims expenses, net           (4,866)            4,929
          Unearned premiums, net                                10,347             2,819
          Premiums receivable                                  (11,077)           (1,991)
          Accrued investment income                             (1,111)            2,848
          Reinsurance balances, net                              4,834             6,508
          Deferred policy acquisition costs                     (3,233)             (805)
          Net investment gains                                  (2,654)           (7,874)
          Deferred tax asset, net                                  231            (1,082)
          Other liabilities                                      6,787            (4,002)
          Other items, net                                     (21,872)          (10,455)
                                                             ---------         ---------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES            (1,786)           13,901
                                                             ---------         ---------

INVESTING ACTIVITIES
     Sales of fixed maturity investments                       230,481           310,627
     Maturities of fixed maturity investments                    4,237             3,522
     Purchases of fixed maturity investments                  (253,546)         (340,404)
     Net sales of short-term investments                         8,458            21,753
     Sales of equity securities                                 34,655             7,951
     Purchases of equity securities                            (13,863)          (14,296)
     Purchases of furniture and equipment                         (691)           (1,799)
                                                             ---------         ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             9,731           (12,646)
                                                             ---------         ---------

FINANCING ACTIVITIES
     Issuance of shares                                          2,780             2,309
     Net reissuance (purchase) of treasury shares                   30            (2,326)
     Cash dividends paid to stockholders                        (1,652)           (1,372)
                                                             ---------         ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             1,158            (1,389)
                                                             ---------         ---------
Effects of exchange rate changes on cash                            24               142
                                                             ---------         ---------

Increase  in cash                                                9,127                 8
Cash - beginning of year                                         3,915             8,430
                                                             ---------         ---------
Cash - end of period                                         $  13,042         $   8,438
                                                             =========         =========

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

2.    Per Share Data

      Basic earnings per share is based on weighted average common shares and excludes any dilutive effects of options and convertible securities. Diluted earnings per share assumes the conversion of dilutive convertible securities and the exercise of all dilutive stock options. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

                                                                     (In Thousands)
                                                              Three Months Ended March 31,
                                                              ---------------------------
                                                                1999                1998
                                                              -------             -------
Basic Earnings Per Share:

   Net income                                                 $20,828             $23,006

   Weighted average shares                                     18,411              18,355

   Basic earnings per share                                   $  1.13             $  1.25

Diluted Earnings Per Share:

   Net income                                                 $20,828             $23,006

   Add back after-tax interest on convertible debentures          876                 876
                                                              -------             -------
   Adjusted net income                                        $21,704             $23,882

   Weighted average shares                                     18,411              18,355

   Assumed exercise of dilutive stock options (1)                 569                 579

   Assumed conversion of convertible debentures (2)             2,020               2,020
                                                              -------             -------
   Weighted average shares and dilutive securities             21,000              20,954

   Diluted earnings per share                                 $  1.03             $  1.14

(1) Computed utilizing the average market price of Common Stock for the period.

(2) Reflects the assumed conversion of the Company's 5.25% Convertible Subordinated Debentures due 2002.

3.    Retrocession

      The Company's balance sheet as of March 31, 1999 and December 31, 1998 reflect reinsurance recoverable balances as assets, the components of which are stated in the table below.

                                                     (In Thousands)
                                          Reinsurance Recoverable Balances, Net
                                         --------------------------------------
                                         March 31, 1999       December 31, 1998
                                         --------------       -----------------
      Paid Claims                             $  22,639               $  20,168

      Unpaid Claims and Claims Expenses         314,698                 292,256

      Ceded Balances Payable                    (51,166)                (48,590)

      Funds Held Liability                       (1,274)                   (962)
                                         --------------       -----------------
             Net                              $ 284,897               $ 262,872
                                         ==============       =================

      The effect of retrocessional activity on premiums written, premiums earned and claims expenses is as follows:

                                                     (In Thousands)
                                                   Three months ended
                                                        March 31,
                                              ----------------------------
                                                  1999             1998
                                              ----------------------------
           Ceded premiums written               $38,234          $29,178

           Ceded premiums earned                $45,281          $27,919

           Ceded claims and claims expenses     $41,936          $16,858


4.    Comprehensive Income

      Comprehensive income includes all changes in equity during a period resulting from transactions and other events from nonowner sources. Accumulated other comprehensive income, net of tax, for the Company includes unrealized appreciation of investments of $40.3 million and foreign currency translation adjustments of $2.1 million at March 31, 1999.

5.    Segment Information

      At December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that companies report certain information about their operating segments in the interim and annual financial statements. The Statement defines operating segments based on internal management reporting and management's decisions about assessing performance and allocating resources.

      The Company's operations are conducted in three reportable segments: domestic reinsurance, domestic primary insurance and the international operation. The domestic reinsurance segment generally writes property, casualty, fidelity/surety and ocean marine business through reinsurance brokers. The domestic primary insurance segment operates through managing and general agents and writes certain specialty classes such as auto warranty business. The primary operation consists of business generated by Greenwich Insurance Company ("Greenwich") and Indian Harbor Insurance Company ("Indian Harbor"). The international operation primarily writes non-U.S. property and casualty reinsurance business. The Company's international subsidiary, Stonebridge Underwriting, Ltd. ("Stonebridge"), which is participating as a corporate capital vehicle on a Lloyd's syndicate is included in the international operation segment.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company's investment portfolio. Segment information is reviewed on a statutory accounting basis.

                                                                                (In Thousands)
                                                                       Three months ended March 31, 1999
                                                   ------------------------------------------------------------------------
                                                                    Domestic
                                                   -----------------------------------------        Int'l           Total
                                                   Reinsurance      Primary*         Total        Operations       Segments
                                                   -----------      --------       ---------      ----------      ---------
Net premiums written - external                      $  93,177      $ 25,166       $ 118,343         $24,528      $ 142,871
Net intersegment premiums                               20,962       (21,390)           (428)            428             --
                                                   -----------      --------       ---------      ----------      ---------
     Total net premiums written                        114,139         3,776         117,915          24,956        142,871

Net investment income                                   27,099           868          27,967           3,625         31,592

Pretax income (loss) excluding realized gains           24,153          (359)         23,794             165         23,959
Realized gains (losses)                                  1,325            (6)          1,319           1,379          2,698
                                                   -----------      --------       ---------      ----------      ---------
     Total segment pretax income (loss)                 25,478          (365)         25,113           1,544         26,657

Total segment assets                                 2,382,047        82,480       2,464,527         308,709      2,773,236

                                                                                (In Thousands)
                                                                       Three months ended March 31, 1998
                                                  --------------------------------------------------------------------------
                                                                    Domestic
                                                   -----------------------------------------        Int'l           Total
                                                   Reinsurance      Primary*         Total        Operations       Segments
                                                   -----------      --------       ---------      ----------      ---------
Net premiums written - external                      $  97,414      $ 22,460       $ 119,874         $16,316      $ 136,190
Net intersegment premiums                               20,517       (19,094)          1,423          (1,423)            --
                                                   -----------      --------       ---------      ----------      ---------
     Total net premiums written                        117,931         3,366         121,297          14,893        136,190

Net investment income                                   27,147           739          27,886           3,759         31,645

Pretax income (loss) excluding realized gains           24,145           (60)         24,085           1,892         25,977
Realized gains (losses)                                  6,668            (4)          6,664           1,218          7,882
                                                   -----------      --------       ---------      ----------      ---------
     Total segment pretax income (loss)                 30,813           (64)         30,749           3,110         33,859

Total segment assets                                 2,348,795        76,366       2,425,161         270,723      2,695,884

* The domestic primary segment ceded approximately 85% of all underwriting activity to the domestic reinsurance segment pursuant to a quota share reinsurance arrangement.

                                                      (In Thousands)
                                               Three months ended March 31,
                                               ----------------------------
                                                   1999             1998
                                               -----------      -----------
Net Investment Income:
Total segment net investment income            $    31,592      $    31,645
GAAP adjustments                                       (61)               9
Parent Co./other investment income                   1,374              431
                                               -----------      -----------
Total consolidated net investment income       $    32,905      $    32,085
                                               ===========      ===========
Income or Loss:
Total segment pretax income                    $    26,657      $    33,859
Segment income taxes                                (5,667)          (8,642)
GAAP adjustments                                     3,360            1,743
Parent Co./other net loss                           (3,522)          (3,954)
                                               -----------      -----------
Total consolidated net income                  $    20,828      $    23,006
                                               ===========      ===========

                                                March 31,       December 31,
                                                   1999             1998
                                               -----------      -----------
Assets:
Total segment assets                           $ 2,773,236      $ 2,795,859
GAAP adjustments                                   588,811          580,769
Parent Co./other assets                          1,099,208        1,090,991
Intercompany elimination                        (1,212,954)      (1,239,987)
                                               -----------      -----------
Total consolidated assets                      $ 3,248,301      $ 3,227,632
                                               ===========      ===========

6.    Subsequent Events

      On April 23, 1999, the Board of Directors of NAC Re Corp approved the expansion of the Company's stock repurchase program. The Board authorized the Company to repurchase up to an additional two million shares of its Common Stock. During 1999, the Company has repurchased over 1,385,000 shares of Common Stock at a cost of $75.7 million or at an average cost of $54.65 per share. The repurchases were all made between April 5 and May 11, 1999. Since the inception of the Company's stock repurchase program in 1988, approximately 5.0 million shares have been repurchased. Under the repurchase program approximately 1.0 million shares remain authorized for repurchase.

      On April 26, 1999, the Board of Directors of NAC Re and XL Capital Ltd. ("XL") approved an amendment to the Merger Agreement, as set forth in the Form 8-K filed on April 30, 1999.

      The Proxy Statement/Prospectus with respect to the Special Meeting of Stockholders to be held on May 26, 1999 to vote on the merger was distributed to the stockholders on April 28, 1999. Subject to stockholder and regulatory approvals, the Company expects the merger with a subsidiary of XL to be completed in the second quarter of 1999.

      Effective May 3, 1999, NAC Re reinstated to $50 million its borrowing capacity under its revolving credit facility. Outstanding borrowings as of March 31, 1999 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock. The facility will be reduced on a quarterly basis beginning in July 1999.

      On May 11, 1999, NAC Re entered into an agreement with Mellon Bank, N.A. to obtain additional credit facilities in the aggregate amount of $200 million. The facilities will be available to NAC Re to refinance certain of its existing indebtedness and working capital needs on a short-term basis. Mellon Bank is acting as an agent for lenders of the revolving credit facilities and will also provide up to one-third of the $200 million principal. Effective May 11, 1999, NAC Re obtained its first $100 million facility and is expected to obtain its second $100 million facility on June 14, 1999. A commitment fee of 12.5 basis points per year will be paid on the unused credit line.

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

Recent Developments

On February 15, 1999, NAC Re entered into an Agreement and Plan of Merger (the "Merger Agreement") with XL Capital Ltd. ("XL") pursuant to which NAC Re will merge into a wholly-owned subsidiary of XL in an all stock transaction. NAC Re shareholders will received 0.915 of an XL Class A voting ordinary share for each share of NAC Re Common Stock in a tax-free exchange of shares. XL plans to account for the merger as a "pooling-of-interests" under U.S. generally accepted accounting principles ("GAAP"). The transaction is subject to approval by NAC Re's shareholders, receipt of insurance regulatory approvals and other customary closing conditions.

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

Detailed information regarding the proposed transaction and XL has been filed with the Securities and Exchange Commission and has been disseminated to NAC Re's stockholders in connection with the solicitation of stockholder approval of the Merger Agreement.

Results of Operations

The Company's net operating earnings, excluding realized investment gains for the 1999 first quarter was $19.1 million or $.95 per diluted share. This represents an increase of 5.6% over the $.90 per diluted share that was reported in the comparable quarter of 1998.

Net income, including investment gains, was $20.8 million or $1.03 per diluted share for the 1999 first quarter, compared to $23.0 million or $1.14 per diluted share for the 1998 first quarter. Realized investment gains, net of tax, were $1.7 million or $.08 per diluted share for the 1999 first quarter, compared to $5.1 million or $.24 per diluted share for the 1998 first quarter.

Premium Revenues

The Company's premium revenue for its domestic and international operations is as follows:

                                                     (In Millions)                            (In Millions)
                                                 Gross Premiums Written                   Net Premiums Written
                                              Three Months Ended March 31,             Three Months Ended March 31,
                                          -----------------------------------       ----------------------------------
(Dollars in millions)                       1999         1998          Chg            1999         1998         Chg
                                          --------     --------      --------       --------     --------     --------
Domestic:
     Reinsurance                          $  111.5     $  113.8          (2.1)%     $  114.1     $  117.9         (3.2)%
     Primary                                  38.9         35.0          11.3            3.8          3.4         12.2
                                          --------     --------      --------       --------     --------     --------
                       Total Domestic        150.4        148.8           1.1          117.9        121.3         (2.8)

     International:                           30.3         18.0          68.3           25.0         14.9         67.6
                                          --------     --------      --------       --------     --------     --------
                  Total International         30.3         18.0          68.3           25.0         14.9         67.6

Intercompany transactions:                     0.4         (1.4)          N/M             --           --           --
                                          --------     --------      --------       --------     --------     --------
                                Total     $  181.1     $  165.4           9.5%      $  142.9     $  136.2          4.9%
                                          ========     ========      ========       ========     ========     ========

The Company's worldwide gross premiums written for the 1999 first quarter totaled $181.1 million, an increase of 9.5% over the 1998 first quarter. Worldwide net premiums written for the 1999 first quarter were $142.9 million, an increase of 4.9% over the 1998 first quarter. Overall, the increase in net premiums written was generated primarily from the domestic primary operations and international operations. The increase was partially offset by the cost of additional retrocessional coverages purchased to limit the Company's net retention and to supplement its core protections.

The Company adopted SFAS No. 131 "Disclosures about Segment of an Enterprise and Related Information" at December 31, 1998. The Company has three reportable segments; domestic reinsurance, domestic primary insurance and international operations. See Note 5 of the Notes to Consolidated Financial Statements for further details.

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

                                 Gross Premiums Written
                              Three Months Ended March 31,
                              ----------------------------
(Dollars in millions)           1999       1998       Chg
                              -------    -------    ------
Casualty                        $73.5      $67.1       9.5%

Property                         29.7       32.9      (9.6)

Specialty/Other                   8.3       13.8     (40.4)
                              -------    -------    ------
  Total Domestic Reinsurance   $111.5     $113.8      (2.1)%

Domestic reinsurance gross premiums written declined to $111.5 million for the 1999 first quarter compared to $113.8 million in the 1998 first quarter. The decline in 1999 reflects the competitive market conditions that the reinsurance industry has been experiencing. The decrease was partially offset by growth in our casualty business generated from new contracts written in our treaty operation.

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

                               Gross Premiums Written
                                 Three Months Ended
                                     March 31,
                              -------------------------
(Dollars in millions)           1999     1998     Chg
                              -------  -------  -------
Casualty                        $4.1     $4.9    (16.0)%
Property                        12.3     13.0     (4.9)
Specialty/Other                 22.5     17.1     31.3
                              -------  -------  -------
  Total Domestic Primary       $38.9    $35.0     11.3 %

Domestic primary gross premiums written for the 1999 first quarter increased to $38.9 million or 11.3% over the comparable 1998 first quarter. The increase is primarily attributable to growth in our ocean marine and auto warranty business, partly offset by declines principally from our aviation programs.

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

                               Gross Premiums Written
                                 Three Months Ended
                                      March 31,
                              ------------------------
(Dollars in millions)          1999     1998     Chg
                              ------   ------   ------
     Casualty                  $11.2     $7.2     56.6%
     Property                    8.7      8.3      2.9
     Stonebridge                10.4      2.5    325.6
                              ------   ------   ------
        Total International
                 Operations    $30.3    $18.0     68.3%

Gross premiums written from international operations were $30.3 million, representing an increase of 68.3% over the comparable 1998 period. The increase reflects premium growth in the casualty business resulting from new business opportunities coupled with approximately $8.0 million of increased premiums generated from Stonebridge Underwriting Ltd compared to prior year.

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

The following charts set forth statutory composite ratios for the Company's operating segments:

                                                         Statutory Composite Ratio
                                               --------------------------------------------
                                                        March 31,              December 31,
                                               --------------------------------------------
                                                   1999            1998            1998
                                               ------------    ------------    ------------
Domestic Reinsurance
     Claims and claims expenses                        62.5%           65.6%           64.8%
     Commissions and brokerage                         28.3%           26.6%           27.7%
     Other operating expenses                          10.7%           10.4%           10.5%
                                               ------------    ------------    ------------
                                       Total          101.5%          102.6%          103.0%

Domestic Primary:
     Claims and claims expenses                        92.3%           84.0%          101.3%
     Commissions and brokerage                         10.6%            0.7%           (1.6)%
     Other operating expenses                          28.8%           35.2%           26.9%
                                               ------------    ------------    ------------
                                       Total          131.7%          119.9%          126.6%

Total Domestic:
     Claims and claims expenses                        63.4%           66.0%           65.7%
     Commissions and brokerage                         27.7%           25.8%           26.8%
     Other operating expenses                          11.3%           11.0%           11.0%
                                               ------------    ------------    ------------
                                       Total          102.4%          102.8%          103.5%

International:
     Claims and claims expenses                        65.7%           71.8%           73.3%
     Commissions and brokerage                         26.0%           19.5%           19.7%
     Other operating expenses                          12.4%           17.6%           18.2%
                                               ------------    ------------    ------------
                                       Total          104.1%          108.9%          111.2%

The Company's domestic statutory composite ratio for the 1999 first quarter was 102.4% compared with 102.8% for the 1998 first quarter ratio and 103.5% for the year ended December 1998. The 1999 first quarter composite ratio reflects a slight decrease compared to the prior year period, reflecting favorable development on business written prior to 1982 partly offset by increases in the commission and expense ratios. The composite ratio of 103.5% for the full year 1998 reflects approximately 1.2 percentage points related to property catastrophes recorded in the 1998 third quarter.

The international composite ratio was 104.1% for the 1999 first quarter compared to 108.9% for the 1998 first quarter and 111.2% for the year ended December 31, 1998. This decline in the first quarter is primarily attributable to better than expected claim development, partly offset by increases in the commission ratio. Premiums generated from Lloyd's generally have a higher commission ratio. The international composite ratio of 111.2% for the 1998 full year reflects approximately 2.5 percentage points related to property catastrophes incurred from Hurricane Georges.

The Company experienced net favorable claim development for business written since 1982. This favorable development is driven by several factors, some of which are interdependent. A principal factor is the strength of the actuarial assumptions underlying the business written, particularly with respect to social and economic inflation. These actuarial assumptions are utilized to establish the initial expected target loss ratio employed in the actuarial methodologies from which the reserves for claims and claims expenses are derived. Such loss ratios are periodically adjusted to reflect comparisons of actuarially-computed expected claims to actual claims and claims expense development, inflation and other considerations.

The pricing of the Company's reinsurance contracts contemplates many factors, including exposure to claims and expenses of the client and broker. The Company's actuaries and underwriters evaluate the adequacy of premium revenue net of these expenses, thereby mitigating the effect of variations in these expenses to overall underwriting results.

Investments

Cash and invested assets totaled $2.4 billion, excluding net investment payables of $7.6 million at March 31, 1999, no change from December 31, 1998.

Pretax net investment income for the 1999 first quarter was $32.9 million, an increase of 2.6% over the 1998 comparable period. On an after-tax basis, net investment income for the 1999 first quarter was $26.5 million or $1.26 per diluted share, an increase of 3.4% over the comparable 1998 period. The increase is primarily attributable to the higher invested asset base coupled with the increase in the Company's investment in tax-exempt securities. The Company's pretax investment yield was 5.6% for the 1999 first quarter, compared to 5.7% for the 1998 first quarter. The after-tax investment yield for the 1999 first quarter was 4.5% which is the same yield for the comparable prior year period.

Net investment gains, net of tax for the 1999 first quarter were $1.7 million or $.08 per diluted share, compared to net investment gains of $5.1 million or $.24 per diluted share for the 1998 first quarter. Gains and losses on the sale of investments are recognized as a component of operating income, but the timing and recognition of such gains and losses are unpredictable and are not indicative of future operating results.

The Company's investment strategy is focused principally on income predictability and asset value stability. The Company's emphasis on high quality fixed maturity investments reflects this strategy. Tactical shifts between taxable and tax-exempt bonds may occur in order to maximize after-tax investment returns without compromising balance sheet integrity. At March 31, 1999, our fixed maturity investments amounted to $2.2 billion, which approximates 90% of cash and invested assets, and 94.4% of such investments are rated investment grade by Moody's Investor Services, Inc. or Standard & Poor's.

The balance of the Company's investment portfolio at March 31, 1999, consisting of cash, short-term investments and equity securities, amounted to $241.8 million. As of March 31, 1999, the Company held approximately $92 million or 4% of cash and invested assets in equity securities which represented about 12.6% of statutory surplus.

Uncertainties exist regarding interest rates and inflation and their potential impact on the market values of the Company's fixed income securities. The Company actively considers the risks and financial rewards associated with the maturity distribution of its fixed income portfolio. In this regard, the Company takes into consideration the pattern of expected claim payments and the Company's future cash flow projections in evaluating its investment opportunities. As of March 31, 1999, the Company's fixed maturity investment securities had an average duration of 5.6 years.

Liquidity and Capital Resources

NAC Re is a holding company and has no revenue producing operations of its own. Cash flow within NAC Re consists of investment income, operating and interest expenses, dividends to stockholders, rental income, and dividends and tax reimbursements from NAC. These dividends from NAC are subject to statutory restrictions.

The statutory surplus of the reinsurance subsidiary, NAC Reinsurance Corporation was $732.9 million at March 31, 1999 which ranks among the largest domestic reinsurers measured on this basis.

Total assets exceeded $3.2 billion at March 31, 1999. Stockholders' equity totaled $752.7 million or $40.79 per basic share at March 31, 1999 compared to $750.7 million or $40.86 per basic share at December 31, 1998. The unrealized appreciation of investments, net of tax, which is the principal component of accumulated other comprehensive income, decreased to $40.3 million at March 31, 1999 from $57.7 million at December 31, 1998.

Cash flow from operations for the 1999 first quarter was a negative $1.8 million compared to $13.9 million for the comparable 1998 period. The decline in cash flow from the prior year period is principally attributed to increased paid claim activity and retrocessional costs.

On April 23, 1999, the Board of Directors of NAC Re Corp approved the expansion of the Company's stock repurchase program. The Board authorized the Company to repurchase up to an additional two million shares of its Common Stock. During 1999, the Company has repurchased over 1,385,000 shares of Common Stock at a cost of $75.7 million or at an average cost of $54.65 per share. The repurchases were all made between April 5 and May 11, 1999. Since the inception of the Company's stock repurchase program in 1988, approximately 5.0 million shares have been repurchased. Under the repurchase program approximately 1.0 million shares remain authorized for repurchase.

Effective May 3, 1999, NAC Re reinstated to $50 million its borrowing capacity under its revolving credit facility. Outstanding borrowings as of March 31, 1999 were $12.9 million and were principally used to finance the Company's periodic repurchase of Common Stock. The facility will be reduced on a quarterly basis beginning in July 1999.

On May 11, 1999, NAC Re entered into an agreement with Mellon Bank, N.A. to obtain additional credit facilities in the aggregate amount of $200 million. The facilities will be available to NAC Re to refinance certain of its existing indebtedness and working capital needs on a short-term basis. Mellon Bank is acting as an agent for lenders of the revolving credit facilities and will also provide up to one-third of the $200 million principal. Effective May 11, 1999, NAC Re obtained its first $100 million facility and is expected to obtain its second $100 million facility on June 14, 1999. A commitment fee of 12.5 basis points per year will be paid on the unused credit line.

The Company declared a quarterly cash dividend of $.09 per share for the 1999 first quarter.

Market Sensitive Instruments

Market Risk

The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company manages its market risks based on guidelines established by management. The Company does not enter into derivatives or other financial instruments for trading purposes.

Since the Company's cash and invested assets exceed its long term debt, the exposure to interest rate risk relates primarily to its investment portfolio. The main objectives of managing the investment portfolio of the Company are to maximize after tax investment income in a manner consistent with the expected maturities of the liabilities the investments support and to ensure liquidity and provide income predictability. At March 31, 1999, the Company's fixed maturity portfolio totaled $2.2 billion. The Company's fixed securities are categorized as assets held for sale and have an average duration of approximately 5.6 years.

Generally, the fair market value of fixed income securities will increase as interest rates fall and decrease as interest rates rise. The estimated value of the Company's fixed income securities resulting from an immediate 100 basis point adverse shift in the treasury yield curve will result in an unrealized loss of approximately $104 million.

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

Impact of the Year 2000 Issue

Information Technology Systems Readiness: The Company began assessing the impact of the Year 2000 issue on its computer hardware and software systems in 1995. The Company completed its inventory and assessment of all information technology ("IT") systems (including embedded technology) in 1998. Certain systems were identified as requiring an upgrade, and others have been designated for replacement with Year 2000-compliant versions. Plans are in place to complete these upgrades and replacements by the end of the third quarter of 1999.

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

As of the date of this disclosure, management has not identified any hardware or software computer system with a significant Year 2000 compliance problem that it believes could have a materially adverse effect on the Company's financial condition or results of operations. To maintain the Year 2000 readiness status of its tested and remediated IT systems, the Company intends to, sometime in the future, retain an IT consulting firm to assist management in monitoring future compliance changes made by its IT vendors.

Critical Third-Party Constituent Readiness: The Company has contacted its critical customers, retrocessionnaires, reinsurance intermediaries, managing general agents, suppliers, and other constituents to determine the nature and extent of their Year 2000 readiness efforts, and whether their failure to resolve their own Year 2000 problems would have a material adverse affect on the Company's financial condition or results of operations. The majority of the critical third-party constituents reported that they were Year 2000-ready by December 31, 1998, while others expect that they will be ready at various dates in 1999. The Company resurveyed all critical third-party constituents in January 1999 to determine if the companies met, or still expect to meet, their previously reported readiness target dates. Their responses are being factored into the Company's business contingency plans.

Compliance Costs: The Company's estimated total aggregate Year 2000 readiness costs are not expected to exceed $2 million. Since the Company began its project, it had incurred $409,000 through March 31, 1999, principally for consulting fees, hardware, and hardware leases.

Contingency Planning: Management is currently revising its existing business continuity plans to address certain potential material internal and external Year 2000-related failures that may impact the Company's critical processes. The Company acknowledges that, among other things, Year 2000-related failures could lead to temporary reliance on manual systems to process business transactions; delayed regulatory reporting of material financial and other information; delayed receipt of premiums and payment of claims; and disruptions in the management of the Company's bank accounts and investment portfolios. At this time, the Company does not expect such worst-case Year 2000 disruptions to occur, based upon the information currently available to it. However, the Company intends to address these scenarios in its contingency plans. In addition, the contingency plans will take into account, but not be limited to, the following issues: (1) staffing requirements at year-end 1999 and early 2000;
(2) retention programs for critical personnel, as deemed necessary; (3) proactive procedures and routines that can be performed to detect problems as early as possible; and (4) plans for policy issuance and claims handling in case temporary failures of our managing general agents and third-party administrator systems occur. The Company intends to test its contingency plans by the third quarter of 1999.

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

Forward-looking statements are inherently subject to risks and uncertainties. The Company cautions that factors which may cause the Company's results to differ materially from such forward-looking statements include, but are not limited to, the following:

      o Changes in the level of competition in the reinsurance or primary insurance markets that adversely affect the volume or profitability of the Company's business. These changes include, but are not limited to, the intensification of price competition, the entry of new competitors, existing competitors exiting the market, and the development of new products by new and existing competitors;

      o Changes in the demand for reinsurance, including changes in ceding companies' retentions, and changes in the demand for primary and excess and surplus lines insurance coverages;

      o     The ability of the Company to execute its business strategies;

      o Changes in the frequency and severity of catastrophes which could significantly impact the Company's business in terms of net income, reinsurance costs, and cash flow;

      o Adverse development on claims and claims expense liabilities related to business written in prior years, including, but not limited to, evolving case law and its effect on environmental and other latent injury claims, changing government regulations, newly identified toxins, newly reported claims, inflation, new theories of liability, or new insurance and reinsurance contract interpretations;

      o     Changes in the Company's retrocessional arrangements;

      o Lower than estimated retrocessional or reinsurance recoveries on unpaid losses, including, but not limited to, losses due to a decline in the creditworthiness of the Company's retrocessionnaires or reinsurers;

      o Increases in interest rates, which cause a reduction in the market value of the Company's interest rate sensitive investments, including, but not limited to, its fixed income investment portfolio, and its common shareholders' equity and decreases in interest rates causing a reduction of income earned on new cash flow from operations and the reinvestment of the proceeds from sales, calls or maturities of existing investments;

      o Declines in the value of the Company's common equity investments and credit losses on the Company's investment portfolio;

      o Gains or losses related to foreign currency exchange rate fluctuations; and

      o Adverse results in litigation matters including, but not limited to, litigation related to environmental, asbestos, other potential mass tort claims, and claims related to the Year 2000.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit Index:

Exhibit                         Description                           Page
--------------------------------------------------------------------------
   15     Letter Re: Unaudited Interim Financial Information           23

   27     Financial Data Schedule                                      24

(b) A report on Form 8-K was filed on February 19, 1999, which stated that NAC Re Corp and XL Capital Ltd had entered into an Agreement and Plan of Merger dated as of February 15, 1999, and that in connection with the Merger Agreement, XL had entered into a Stock Option Agreement dated February 15, 1999 with NAC. The Form also stated that NAC and XL had issued a joint press release announcing the signing of the Merger Agreement.

      Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NAC Re CORP.
                                  ------------
                                  (Registrant)

Date:           May 11, 1999             /s/ NICHOLAS M. BROWN, JR.
          ------------------------       -------------------------------------
                                         Nicholas M. Brown, Jr.
                                         President and Chief Executive Officer


Date:           May 11, 1999             /s/ RICHARD H. MILLER
          ------------------------       -------------------------------------
                                         Richard H. Miller
                                         Chief Financial Officer and Treasurer